Form 10-Q
period 2015-07-31
Ziwira, Inc.
filed 2015-09-18
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-203471

ZIWIRA, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	36-4803614
(State or other jurisdiction incorporation or organization)	(IRS Employer File Number)

445 Park Avenue
9th Floor
New York, NY	10022
(Address of principal executive offices)	(zip code)

(800)-953-6593
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of September 18, 2015, registrant had outstanding 100,000,000 shares of the registrant’s common stock.

FORM 10-Q

ZIWIRA, INC.

ZIWIRA, INC.

BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2015	2015
ASSETS
Long term assets:
Deferred offering costs	$12,500	$—
Total assets	$12,500	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$350	$350
Total current liabilities	350	350
Total liabilities	350	350

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 250,000,000 shares authorized; 100,000,000 and 99,200,000 shares issued and outstanding at July 31, 2015 and January 31, 2015, respectively	10,000	9,920
Additional paid-in-capital	17,155	(9,920)
Accumulated deficit	(15,005)	(350)
Total stockholders’ equity (deficit)	12,150	(350)
Total liabilities and stockholders’ equity (deficit)	$12,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended July 31,	For the Three Months Ended July 31,
	2015	2015
Operating expenses:
General and administrative	$14,655	$5,327
Total operating expenses	14,655	5,327
Loss from operations	(14,655)	(5,327)

Loss before income taxes	(14,655)	(5,327)
Income taxes	—	—

Net loss	$(14,655)	$(5,327)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	99,945,503	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended July 31, 2015
Cash flows from operating activities:
Net loss	$(14,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by founder	13,155
Common stock issued for services	1,500
Changes in operating assets and liabilities:
Accounts payable	—
Net cash used in operating activities	—

Net increase in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	—

Non-cash investing and financing activities:
Deferred offering costs paid by founder	$10,000
Common stock issued for deferred offering costs	2,500

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ziwira Inc. (“Ziwira” or “Company”) was established on January 21, 2015 in the State of Delaware. The Company currently has authorized 250,000,000 shares of common stock, par value $0.0001. The Company is currently in the development stage and intends to operate an online portal for green industry topics, products and services. The Company plans to develop a web-based platform that acts as a green energy portal, where users can exchange ideas and information, and can also buy and sell environmentally friendly services and products.  The company plans to receive fees for advertisement from users and a commission when products or services are purchased on the platform between users.

The Company’s current business plans include developing its online platform, in order to feature information, user services and products, and also grow its user base. The Company’s immediate plan is to generate revenue by way of receiving commissions and subscription fees from users, with the goal of becoming a one stop shop of information, products and services in the green industry. The Company intends to provide the platform whereby green information, products and services may be shared, bought and sold between users. The terms website, platform, marketplace and portal are used interchangeably in this prospectus.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The interim unaudited financial statements as of July 31, 2015, and for the three and six months ended July 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for period from inception through January 31, 2015 filed in a Form S-1.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,005 and $350 at July 31, 2015 and January 31, 2015, respectively, had a net loss of $14,655 for the six months ended July 31, 2015 and $350 for the period January 21, 2015 (date of inception) through January 31, 2015, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – stockHOLDERS’ EQUITY

On February 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash. The fair value of these shares and the cash paid were recognized as deferred offering costs.

NOTE 4 – Related Party Transactions

On March 23, 2015, Allan Bradley resigned from his positions as CEO and director of the Company. On March 23, 2015, Adam Dliar Merza was appointed as Chief Executive officer and director of the Company, and Firas Khaleel Al-Haddad was appointed as Chief Operating Officer and director of the Company.

The Company has not yet established a bank account. All Company expenses are paid by the former sole officer and Director on behalf of the Company. The former sole officer and Director paid $23,155 on behalf of the Company during the six months ended July 31, 2015 with $10,000 recognized as deferred offering costs in the accompanying Balance Sheets and $13,155 recognized in general and administrative expenses in the accompanying Statements of Operations.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 12, 2015, the Company entered into a month-to-month lease for its office space. The rent is $119 per month.

The Company had rent expense of $714 for the six months ended July 31, 2015.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected statement of operations data for the period from January 21, 2015 (inception) to January 31, 2015, and our selected balance sheet data as of January 31, 2015, has been derived from our audited financial statements. Our selected statements of operations data for the three and six months ended July 31, 2015 and our selected balance sheet data as of July 31, 2015, have been derived from our unaudited interim financial statements included in this filing. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this prospectus.

	For the Six Months Ended July 31,	For the Three Months Ended July 31,	From Inception (January 21, 2015) through January 31,
	2015	2015	2015
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$14,655	$5,327	$350
Total operating expenses	14,655	5,327	350
Loss from operations	(14,655)	(5,327)	(350)

Loss before income taxes	(14,655)	(5,327)	(350)
Income taxes	—	—	—

Net loss	$(14,655)	$(5,327)	$(350)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	99,945,503	100,000,000	99,200,000

	July 31,	January 31,
	2015	2015
	(unaudited)
ASSETS
Long term assets:
Deferred offering costs	$12,500	$—
Total assets	$12,500	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$350	$350
Total current liabilities	350	350
Total liabilities	350	350

Stockholders' equity (deficit):
Common stock, $0.0001 par value, 250,000,000 shares authorized; 100,000,000 and 99,200,000 shares issued and outstanding at July 31, 2015 and January 31, 2015, respectively	10,000	9,920
Additional paid-in-capital	17,155	(9,920)
Accumulated deficit	(15,005)	(350)
Total stockholders' equity (deficit)	12,150	(350)
Total liabilities and stockholders' equity (deficit)	$12,500	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Ziwira, Inc. (“we” “our”or “us”) was established on January 21, 2015 in the State of Delaware.

We are an eco-focused platform for all environmental wants, products and information. We intend to develop an online marketplace and mediatory trading platform that bundles environmental topics for eco-products and services, connecting buyers and sellers with environmental products and people.

We intend for our portal to contain an unmatched wealth of ecologic and sustainable traders, the latest technology developments, industry-related information and resources, like publications, events, articles, job postings, press releases and eco news, ensuring that professionals use us as a professional tool and keep coming back to stay in touch with what is happening in the industry.

Partners will acquire a package that includes the following features and benefits:

•	Full access to Open Opportunity Notices for buying organizations
•	Unlimited preview and download of the tender documents posted by us and other buying organizations
•	Free Notification of Amendments
•	Free Automatic Delivery of Amendments
•	6 free Opportunity Matching profile
•	Free delivery of Opportunity Matching results (email, fax or online)
•	Low fixed annual pre-paid subscription fee
•	E-bid Submission: Suppliers have the option to submit their bid to the buyer electronically

We are currently located in New York, New York, and will expand to have offices in the Middle East as well as in key economic hubs around the globe, including Japan, the United Kingdom, the United States, India, Russia and China.

On January 21, 2015 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Recent Developments

Common Stock

On February 22, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash.

On January 21, 2015, we issued 99,200,000 restricted common shares to founder’s, recorded at par value of $9,920. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On January 21, 2015, our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. To date, we have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Going Concern

•	Critical Accounting Policies

•	Off-Balance Sheet Arrangements

Plan of Operations

We have not begun our planned principal operations. Operating revenues are expected to be significant in fiscal year 2016 as we continue to develop our online marketplace and mediatory trading platform that bundles environmental topics for eco-products and services, connecting buyers and sellers with environmental products and people, and look to expand beyond the Middle East.

At July 31, 2015 and January 31, 2015 we had no cash.

How We Generate Revenue

We expect to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

For the Three Months Ended July 31, 2015

We had no revenue for the three months ended July 31, 2015.

Operating expenses

For the three months ended July 31, 2015, we had general and administrative expenses of $5,327 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2015 totaled $5,327 primarily due to professional fees.

Assets and Liabilities

Assets were $12,500 as of July 31, 2015. Assets consisted of deferred offering costs of $12,500. Liabilities were $350 as of January 31, 2015. Liabilities consisted of accounts payable of $350.

Stockholders’ Equity

Stockholders’ equity was $12,150 as of July 31, 2015. Stockholder’s equity consisted primarily of shares issued to founders, stock issued for services of $1,500, stock issued for deferred offering costs of $2,500, expenses paid by founders of $13,155, deferred offering costs paid by founders of $10,000, and by the accumulated deficit at July 31, 2015 of $15,005.

For the Six Months Ended July 31, 2015

We had no revenue for the six months ended July 31, 2015.

Operating expenses

For the six months ended July 31, 2015, we had general and administrative expenses of $14,655 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the six months ended July 31, 2015 totaled $14,655 primarily due to professional fees.

From the Date of Inception (January 21, 2015) through January 31, 2015

We had no revenue for the period January 21, 2015 (date of inception) through January 31, 2015.

Operating expenses

For the period January 21, 2015 (date of inception) through January 31, 2015, we had general and administrative expenses of $350 primarily due to general and administrative fees.

Net loss before income taxes

Net loss before income taxes for the period January 21, 2015 (date of inception) through January 31, 2015 totaled $350 primarily due to general and administrative fees.

Liquidity and Capital Resources

General – Overall, we had limited cash flows from January 21, 2015 (date of inception) to January 31, 2015.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Six Months Ended July 31, 2015	Date of Inception through January 31, 2015
(unaudited)
Net cash provided by (used in):
Operating activities	$—	$—
Investing activities	—	—
Financing acitivities	—	—

Net increase in cash and cash equivalents	$—	$—

Cash Flows from Operating Activities – From January 21, 2015 (date of inception) to July 31, 2015, we had no cash flow provided by operations. During the period from January 21, 2015 (date of inception) to January 31, 2015, net cash was primarily due to an increase in accounts payable of $350, offset by a net loss of $350. During the six months ended July 31, 2015, net cash was primarily due to expenses paid by founders of $13,155, and the estimated fair value of stock issued for services of $1,500, offset by a net loss of $14,655.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Stock Transactions

On February 22, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash.

On January 21, 2015, we issued 99,200,000 restricted common shares to founder’s, valued at $9,920 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On January 21, 2015, our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $125,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of $15,005 and $350 at July 31, 2015 and January 31, 2015, respectively, had a net loss of $14,655 for the six months ended July 31, 2015 and $350 for the period January 21, 2015 (date of inception) through January 31, 2015, and limited cash provided by (used in) operating activities for the six months ended July 31, 2015 and for the period January 21, 2015 (date of inception) through January 31, 2015, with no revenue earned since inception, and a lack of operational history.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Note 3 - Summary of Significant Accounting Policies on page F-7.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statement of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of July 31, 2015, the Company had no assets or liabilities that required fair value accounting.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this ASU to have a material effect on the Company’s financial position, operations, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

As of July 31, 2015, we have no future contractual obligations or commitments.

Off-Balance Sheet Arrangements

As of July 31, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller  reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Registration Statement on Form S-1 that became effective with the Securities and Exchange Commission on September 4, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash. The fair value of these shares and the cash paid were recognized as deferred offering costs.

On January 21, 2015, the Company’s articles of incorporation were adopted. Pursuant to the articles of incorporation, the Company is authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

On January 21, 2015, the Company issued 99,200,000 restricted common shares to founder’s, recorded at par value of $9,920. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2015.

Ziwira, Inc.

By:	/s/ Dliar Adam Merza
Dliar Adam Merza, Chief Executive Officer, Chief Financial Officer and Director

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Dliar Adam Merza	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	September 18, 2015
Dliar Adam Merza	Title	Date

/s/ Firas Khaleel Al Haddad	Director	September 18, 2015
Firas Khaleel Al Haddad	Title	Date

