Form 10-Q
period 2015-10-31
Ziwira, Inc.
filed 2015-12-15
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2015

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

(800)-953-6593
(Registrant’s telephone number, including area code

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

As of December 15, 2015, registrant had outstanding 55,000,000 shares of the registrant’s common stock.

1

FORM 10-Q

ZWIRIA, INC.

ZIWIRA, INC.

BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2015	2015

ASSETS
Long term assets:
Intangible assets - website	$539,154	$—
Deferred offering costs	17,500	—
Total assets	$556,654	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,210	$350
Accrued interest payable – related party	1,970	—
Total current liabilities	6,180	350
Long-term liabilities:
Convertible note – related party	599,060	—
Total long-term liabilities	599,060	—
Total liabilities	605,240	350

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 100,000,000 and 99,200,000 shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively	10,000	9,920
Additional paid-in capital	(39,004)	(9,920)
Accumulated deficit	(19,582)	(350)
Total stockholders’ deficit	(48,586)	(350)
Total liabilities and stockholders’ deficit	$556,654	$—

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended October 31,	For the Three Months Ended October 31,
	2015	2015

Operating expenses:
General and administrative	$17,262	$2,607
Total operating expenses	17,262	2,607
Loss from operations	(17,262)	(2,607)

Other expense
Interest expense - related party	(1,970)	(1,970)
Total other expense	(1,970)	(1,970)

Loss before income taxes	(19,232)	(4,577)
Income taxes	—	—

Net loss	$(19,232)	$(4,577)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	99,960,145	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended October 31, 2015

Cash flows from operating activities:
Net loss	$(19,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by founders	11,902
Common stock issued for services	1,500
Changes in operating assets and liabilities:
Accounts payable	3,860
Accrued interest payable - related party	1,970
Net cash used in operating activities	—

Net increase in cash	—

Cash at beginning of period	—
Cash at end of period	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	—

Non-cash investing and financing activities:
Related party convertible note issued for acquisition of
Intangible asset - website	$539,154
Related party convertible note issued for accrued
shareholder distribution	59,906
Deferred offering costs paid by founders	15,000
Common stock issued for deferred offering costs	2,500

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ziwira Inc. (“Ziwira” or “Company”) was established on January 21, 2015 in the State of Delaware. The Company currently has authorized 250,000,000 shares of common stock, par value $0.0001. The Company intends to operate an online portal for green industry topics, products and services. The Company has acquired a web-based platform that acts as a green energy portal, where users can exchange ideas and information, and can also buy and sell environmentally friendly services and products. The Company plans to receive fees for advertisement from users and a commission when products or services are purchased on the platform between users.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The interim unaudited financial statements as of October 31, 2015, and for the three and nine months ended October 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for period from inception through January 31, 2015 filed in a Form S-1.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,582 and $350 at October 31, 2015 and January 31, 2015, respectively, had a net loss of $19,232 for the nine months ended October 31, 2015, with no revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

As of October 31, 2015, the Company has recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company (see Note 4 and 5).

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of purchased intangible assets with finite useful lives) are reviewed for impairment annually in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through October 31, 2015, the Company had not experienced any impairment losses.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

NOTE 4 – INTANGIBLE ASSETS

Pursuant to an Asset Purchase Agreement dated October 24, 2015, the Company acquired all of the rights, title, and interest in the Company’s Internet Portal from an entity controlled by the Company’s previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable (see Note 5). The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. The Company treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution to the stockholder.

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of October 31, 2015 is $539,154.

Intangible assets consisted of the following:

	Estimated life	October 31, 2015	January 31, 2015
Internet Portal	3 years	539,154	—
		$539,154	$—

NOTE 5 – Convertible Promissory Note – RELATED PARTY

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at October 31, 2015 is $599,060 and the accrued interest payable to related party is $1,970.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

NOTE 6 – stockHOLDERS’ DEFICIT

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

NOTE 7 – Related Party Transactions

On March 23, 2015, Allan Bradley resigned from his positions as CEO and director of the Company. Allan Bradley is currently engaged as a consultant to the company compensated under a verbal agreement at an hourly rate of $215. As of October 31, 2015, there was no outstanding payable to Mr. Bradley.

On March 23, 2015, Dliar Adam Merza was appointed as Chief Executive officer and director of the Company, and Firas Khaleel Al-Haddad was appointed as Chief Operating Officer and director of the Company.

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder of the Company (see Note 4 and 5).

The Company has not yet established a bank account. All Company expenses are paid by the former sole officer and Director on behalf of the Company. The former sole officer and Director paid $26,902 on behalf of the Company during the nine months ended October 31, 2015. $15,000 was recognized as a deferred offering costs assets and $11,902 was recognized as general and administrative expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 12, 2015, the Company entered into a month-to-month lease for its office space. The rent is $119 per month.

The Company had rent expense of $1,071 for the nine months ended October 31, 2015.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 9 – SUBSEQUENT EVENTS

On November 12, 2015, Dliar Adam Merza resigned from his positions as CEO and director of the Company. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of the Company’s common stock for $0 consideration.

On November 3, 2015, the Company issued 2,000,000 shares of the Company’s common stock to a new director, Haidar Al-Saadi, for director fees, valued at $10,000 (based on fair value of the shares for services).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected statement of operations data for the period from January 21, 2015 (inception) to January 31, 2015, and our selected balance sheet data as of January 31, 2015, has been derived from our audited financial statements. Our selected statements of operations data for the three and nine months ended October 31, 2015 and our selected balance sheet data as of October 31, 2015, have been derived from our unaudited interim financial statements included in this filing. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this prospectus.

	For the Nine Months Ended October 31,	For the Three Months Ended October 31,	From Inception (January 21, 2015) through January 31,
	2015	2015	2015
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$17,262	$2,607	$350
Total operating expenses	17,262	2,607	350
Loss from operations	(17,262)	(2,607)	(350)

Other expense
Interest expense - related party	(1,970)	(1,970)	—
Total other expense	(1,970)	(1,970)	—

Loss before income taxes	(19,232)	(4,577)	(350)
Income taxes	—	—	—

Net loss	$(19,232)	$(4,577)	$(350)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	99,960,145	100,000,000	99,200,000

	October 31,	January 31,
	2015	2015

ASSETS
Long term assets:
Intangible assets – website	$539,154	$—
Deferred offering costs	17,500	—
Total assets	$556,654	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,210	$350
Accrued interest payable – related party	1,970	—
Total current liabilities	6,180	350
Long-term liabilities:
Convertible note – related party	599,060	—
Total long-term liabilities	599,060	—
Total liabilities	605,240	350

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 100,000,000 and 99,200,000 shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively	10,000	9,920
Additional paid-in capital	(39,004)	(9,920)
Accumulated deficit	(19,582)	(350)
Total stockholders’ deficit	(48,586)	(350)
Total liabilities and stockholders’ deficit	$556,654	$—

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

Recent Developments

Common Stock

On November 12, 2015, Dliar Adam Merza resigned from his positions as our CEO and a director. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of our common stock for $0 consideration.

On November 3, 2015, we issued 2,000,000 shares of our common stock to a director, Haidar Al-Saadi, for director fees, valued at $10,000 (based on fair value shares for services).

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

At October 31, 2015 and January 31, 2015 we had no cash.

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

Results of Operations

For the Three Months Ended October 31, 2015

We had no revenue for the three months ended October 31, 2015.

Operating expenses

For the three months ended October 31, 2015, we had general and administrative expenses of $2,607 primarily due to professional fees.

Other expense

For the three months ended October 31, 2015, we had other expense of $1,970 primarily due to interest expense –related party.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2015 totaled $4,577 primarily due to professional fees and interest expense – related party.

Assets and Liabilities

Assets were $556,654 as of October 31, 2015. Assets consisted of intangible assets of $539,154 and deferred offering costs of $17,500. Liabilities were $605,240 as of October 31, 2015. Liabilities consisted of accounts payable of $4,210, accrued interest payable – related party of $1,970 and long-term related party convertible notes of $599,060.

Stockholders’ Deficit

Stockholders’ deficit was $48,586 as of October 31, 2015. Stockholder’s deficit consisted primarily of shares issued to founders, stock issued for services of $1,500, stock issued for deferred offering costs of $2,500, expenses paid by founders of $11,902, deferred offering costs paid by founders of $15,000, stockholder distribution in conjunction with the website purchase of $59,906, and by the accumulated deficit at October 31, 2015 of $19,582.

For the Nine Months Ended October 31, 2015

We had no revenue for the nine months ended October 31, 2015.

Operating expenses

For the nine months ended October 31, 2015, we had general and administrative expenses of $17,262 primarily due to professional fees.

Other expense

For the nine months ended October 31, 2015, we had other expense of $1,970 primarily due to interest expense –related party.

Net loss before income taxes

Net loss before income taxes for the nine months ended October 31, 2015 totaled $19,232 primarily due to professional fees and interest expense – related party.

Liquidity and Capital Resources

General – Overall, we had limited cash flows from January 21, 2015 (date of inception) to January 31, 2015.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Nine Months Ended October 31, 2015	Date of Inception through January 31, 2015
(unaudited)
Net cash provided by (used in):
Operating activities	$—	$—
Investing activities	—	—
Financing activities	—	—

Net increase in cash	$—	$—

Cash Flows from Operating Activities – From January 21, 2015 (date of inception) to October 31, 2015, we had no cash flow provided by operations. During the period from January 21, 2015 (date of inception) to October 31, 2015, net cash was primarily due to increases in accounts payable of $4,210, accrued interest payable – related party of $1,970, non-cash common stock issued for services of $1,500, and non-cash expenses paid by founders of $11,902, offset by a net loss of $19,582. During the nine months ended October 31, 2015, net cash was primarily due to non- cash expenses paid by founders of $11,902, the non-cash estimated fair value of stock issued for services of $1,500, the increase in accounts payable of $3,860, and the increase in accrued interest payable – related party of $1,970, offset by a net loss of $19,232.

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

Stock Transactions

On November 12, 2015, Dliar Adam Merza resigned from his positions as our CEO and a director. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of our common stock for $0 consideration.

On November 3, 2015, we issued 2,000,000 shares of our common stock to a director, Haidar Al-Saadi, for director fees, valued at $10,000 (based on fair value shares for services).

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

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement dated October 24, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060. The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. We treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution in the form of a related party convertible note. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of our equity interest or private placement transaction of our equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at October 31, 2015 is $599,060 and the accrued interest payable to related party is $1,970.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of October 31, 2015 is $539,154.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $125,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of $19,582 and $350 at October 31, 2015 and January 31, 2015, respectively, had a net loss of $19,232 for the nine months ended October 31, 2015, and limited cash provided by (used in) operating activities for the nine months ended October 31, 2015, with no revenue earned, and a lack of operational history.

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

Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

As of October 31, 2015, the Company has recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of October 31, 2015, we had no assets or liabilities that required fair value accounting.

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

As of October 31, 2015, we have no future contractual obligations or commitments.

Off-Balance Sheet Arrangements

As of October 31, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 19, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. At the election of the holder, the convertible promissory note is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price of $0.35 per share.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2015.

Ziwira, Inc.

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Firas Khaleel Al Haddad	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	December 15, 2015
Firas Khaleel Al Haddad	Title	Date

/s/ Haidar Al-Saadi	Director	December 15, 2015
Haidar Al-Saadi	Title	Date

