Form 10-K
period 2016-01-31
Ziwira, Inc.
filed 2016-07-13
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

Commission File No. 333-203471

ZIWIRA, INC.

 (Exact Name of Issuer as specified in its charter)

Delaware	36-4803614
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

445 Park Avenue 9th Floor
New York, NY	10022
(Address of principal executive offices)	(zip code)

(800) 953-6593

 (Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒   No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes☐  No ☒]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of July 31, 2015 due to the fact that the Company’s stock was not yet publicly traded.

As of July 13, 2016, registrant had outstanding 57,235,000 shares of common stock.

1

FORM 10-K

ZIWIRA, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Ziwira”, “the Company”, “we,” “us,” and “our,” refer to Ziwira, Inc., a Delaware corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

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

•    6 free Opportunity Matching profile

•    Free delivery of Opportunity Matching results (email, fax or online)

•    Low fixed annual pre-paid subscription fee

•    E-bid Submission: Suppliers have the option to submit their bid to the buyer electronically

We are currently located in New York, New York, with a second office in Toronto, Canada, and will expand to have offices in the Middle East as well as in key economic hubs around the globe, including Japan, the United Kingdom, the United States, India, Russia and China.

On January 21, 2015 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Principal services and their markets

Ziwira, Inc. is developing an online platform whereby members of the green industry can exchange, present, buy and sell ideas, information, products and services related to the green industry. The Company plans to initially market to potential users in the United States and the Middle East, specifically Dubai, but plans to eventually expand to a worldwide user base. Pursuant to an Asset Purchase Agreement dated October 24, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060.

Content

The content that the Company plans to have on the website includes anything that falls into the green industry category. Such content can range from information related to the green industry or green industry companies, as well as the sale and advertisement of green products and services. The website will be user based, so the users may upload many types of green content, which the Company hopes will allow the platform to become a one stop shop for all types of environmentally friendly content.

Fees and Commissions

The Company will generate revenue from the platform in three ways. The first is through subscription fees charged to users who wish to advertise their websites, products or services on the website. The Company will charge fees in order to allow the user to advertise its company on the website. The second revenue generating method are commissions earned through the purchase of products or services on the marketplace itself. The Company will charge a per transaction commission percentage for each transaction that takes place on the site, whether it is for the purchase of products or services between users. The third method of generating revenue is through the sale of advertisements that will be placed on the platform website.

Growth Strategy

The Company intends grow through marketing in order to create a large user base. In addition, the Company hopes to retain users in a large geographic location, with the end goal being a worldwide user base, which could provide a significant amount of content on the website.  In order to pursue its strategic objectives, the Company plans to utilize its available cash, cash generated from operations and additional cash as may be raised via equity or debt offerings as may be approved by its Board of Directors.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on generating commissions and subscription fees from users who advertise on the website or transact business on the website by selling and buying various green products and services.  We plan to generate revenue through the fees and commissions received from the user advertisement and user purchase transactions on the website, once fully developed.  We also plan to eventually develop a worldwide user base, which could not only provide a wide range of content on the site, but could also allow us to generate significant revenues based on the amount of purchase transactions that would take place on the marketplace.

Status of any publicly announced new product or service

None

Competition, competitive position in the industry and methods of competition

The green industry as a whole is highly competitive.  The Company faces intense competition from very large, international corporations, as well as from local and national companies.

The intensity of competition in the future is expected to increase and no assurance can be provided that the Company can sustain its market position or expand its business.

Many of the Company’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than the Company has.  However, we believe that with our management’s unique experience and expertise, we will be able to increase sales and gain direct access to acquisition prospects.  Although there are many green industry companies with which we currently compete, we believe that our marketplace, once operational, will all us to compete due to the fact that a wide variety of products and services may be presented on the site from a potentially worldwide user base.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Employees

As of January 31, 2016, we had two part time employees.

Patents and Trademarks

The Company does not have any patents, trademarks, or registered intellectual property.  Any encroachment upon the company’s proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated either by our Company or against our Company for infringement upon proprietary information or improper use of a trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business due to the cost of defending any potential litigation related to infringement.  If we do, in the future, obtain any intellectual property, litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government Approval

The green industry, and specific to our company, the products and services advertised on our website, may be at the federal levels, both in terms of health and safety concerns, as well as product quality.  Operation of the Company’s business requires various licenses, permits and approvals.  The Company currently holds all applicable licenses and permits to operate its business, and will continue to hold all applicable permits and licenses to continue operating its business and running its marketplace. In addition, Company will also ensure compliance with any additional licensing requirements that are required on an ongoing basis.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations, such as the Securities Act of 1933, the Securities and Exchange Act of 1934, and Delaware Corporation Law.  It will also be subject to common business and tax rules and regulations pertaining to the operation of its business, such as the United States Internal Revenue Tax Code and the Delaware State Tax Code.  The Company will also be subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties.  The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company’s products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products.   The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Research and Development

During the year ended January 31, 2016, the Company did not spend any funds on the development of its products.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.americanbrewing.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 445 Park Avenue, 9th Floor, New York, NY 10022. Our telephone number is (800)-953-6593.

Item 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s sales and marketing operations are currently being conducted out of the Company’s offices located at 445 Park Avenue, 9th Floor, New York, NY 10022, and 2150 Islington Avenue, Suite 207, Toronto, Canada M9A 3L8.  The Company’s office space in New York is being provided month to month at a rate of $119 per month.  The Company’s office space in Toronto, Canada is being provided month to month at a rate of $3,850 ($5,225 (CDN)). The Company considers the current principal office space to be adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is not currently traded on a stock exchange. The Company is in the process of completing its 15c2-11 application with FINRA, and upon completion the Company will receive a stock symbol in order to become traded on a stock exchange.

Holders

As of July 13, 2016, there were 44 record holders of our common stock, and there were 57,235,000 shares of our common stock outstanding.

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act.  The shares will remain penny stocks for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

a.

contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

b.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

c.

contains a brief, clear, narrative description of a dealer market, including “bid” and “ask”  price for the penny stock and the significance of the spread between the bid and ask price;

d.

contains a toll-free telephone number for inquiries on disciplinary actions;

e.

defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

f.

contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

a.

the bid and offer quotations for the penny stock;

b.

the compensation of the broker-dealer and its salesperson in the transaction;

c.

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

d.

monthly account statements showing the market value of each penny stock held in the customer’s  account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

 Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Recent Sales of Unregistered Securities

In December 2015 and January 2016, the Company issued 130,000 shares of common stock for aggregate gross proceeds of $45,500 to third party investors.

On November 3, 2015, the Company issued 2,000,000 shares of the Company’s common stock to a new director, Haidar Al-Saadi, for director fees, valued at $700,000 (based on fair value of the shares for services).

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza.

On February 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company was provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company was provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash.

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

Subsequent to January 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected statement of operations data for the fiscal year ended January 31, 2016 and for the period from January 21, 2015 (inception) to January 31, 2015, and our selected balance sheet data as of January 31, 2016, has been derived from our audited financial statements. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this prospectus.

	For the Year Ended January 31,	From Inception (January 21, 2015) through January 31,
	2016	2015

Operating expenses:
General and administrative	$827,083	$350
Total operating expenses	827,083	350
Loss from operations	(827,083)	(350)

Other expense
Interest expense - related party	(16,248)	—
Total other expense	(16,248)	—

Loss before income taxes	(843,331)	(350)
Income taxes	—	—

Net loss	$(843,331)	$(350)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	90,609,123	99,200,000

	January 31,
	2016	2015

ASSETS
Current assets:
Cash	$17,816	$—
Total current assets	17,816	—

Intangible assets - website, net	494,224	—
Total assets	$512,040	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,560	$350
Accounts payable - related party	10,000	—
Accrued interest payable - related party	16,248	—
Total current liabilities	39,808	350
Long-term liabilities:
Convertible note - related party	599,060	—
Total long-term liabilities	599,060	—
Total liabilities	638,868	350

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,130,000 shares issued and outstanding as of January 31, 2016 and 99,200,000 shares issued and outstanding as of January 31, 2015	5,713	9,920
Additional paid-in-capital	711,140	(9,920)
Accumulated deficit	(843,681)	(350)
Total stockholders' deficit	(126,828)	(350)
Total liabilities and stockholders' deficit	$512,040	$—

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

•    6 free Opportunity Matching profile

•    Free delivery of Opportunity Matching results (email, fax or online)

•    Low fixed annual pre-paid subscription fee

•    E-bid Submission: Suppliers have the option to submit their bid to the buyer electronically

We are currently located in New York, New York, and have an office in Toronto Canada, and will expand to have offices in the Middle East as well as in key economic hubs around the globe, including Japan, the United Kingdom, the United States, India, Russia and China.

On January 21, 2015 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 250,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Recent Developments

Advances from Shareholders

From time to time, we borrow funds from our CEO and a member of our Board of Directors (“Director”) for working capital purposes. Subsequent to January 31, 2016, we received advances totaling $76,000 and no repayments. Advances are non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes.

Common Stock

In February and March 2016, we issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

In December 2015 and January 2016, we issued 130,000 shares of our common stock for aggregate gross proceeds of $45,500 to Firas Khaleel Al Haddad, our CEO. Mr. Al Haddad subsequently transferred these shares to four individuals.

On November 12, 2015, Dliar Adam Merza resigned from his positions as our CEO and a director. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of our common stock for $0 consideration and were retired by us.

On November 3, 2015, we issued 2,000,000 shares of our common stock to a director, Haidar Al-Saadi, for director fees, valued at $700,000 (based on current sales of common stock).

On February 22, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash. The fair value of these shares and the cash paid were accounted as stock issued for deferred offering costs which were expensed during the year ended January 31, 2016.

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

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid no consulting fees for the year ended January 31, 2016, incurred consulting fees of $10,000 for the year ended January 31, 2016, and had an accounts payable – related party balance of $10,000 as of January 31, 2016.

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

Plan of Operations

We have not begun our planned principal operations. Operating revenues are expected to be significant in fiscal year 2017 as we continue to develop our online marketplace and mediatory trading platform that bundles environmental topics for eco-products and services, connecting buyers and sellers with environmental products and people, and look to expand beyond the Middle East.

At January 31, 2016, we had minimal cash and at January 31, 2015 we had no cash.

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

Results of Operations

Fiscal Year Ended January 31, 2016 Compared to the Period from Inception to January 31, 2015

We had no revenue for the fiscal year ended January 31, 2016 and the period from inception to January 31, 2015.

Operating expenses

For the ended January 31, 2016, we had general and administrative expenses of $827,083 primarily due to stock issued for director’s fees, web content costs, business development costs, professional fees, consulting fees, and amortization expense.

For the period from inception to January 31, 2015, we had general and administrative expenses of $350 for general and administration expenses.

Other expense

For the year ended January 31, 2016, we had other expense of $16,248 primarily due to interest expense –related party, and none for the period from inception to January 31, 2015.

Net loss before income taxes

Net loss before income taxes for the year ended January 31, 2016 totaled $843,331 primarily due to stock issued for director’s fees, web content costs, business development costs, professional fees, consulting fees, interest expense – related party, and amortization expense.

Net loss before income taxes for the period from inception to January 31, 2015 totaled $350 due to general and administrative expenses.

Assets and Liabilities

Assets were $512,040 as of January 31, 2016. Assets consisted of intangible assets of $494,224, net of accumulated amortization of $44,930, and cash of $17,816. Liabilities were $638,868 as of January 31, 2016. Liabilities consisted of accounts payable of $13,560, accounts payable – related party of $10,000, accrued interest payable – related party of $16,248, and long-term convertible notes of $599,060.

Stockholders’ Deficit

Stockholders’ deficit was $126,828 as of January 31, 2016. Stockholder’s deficit consisted primarily of stock issued for cash of $45,500, stock issued for services of $701,500, stock issued for offering costs of $2,500, expenses paid by founders of $12,259, deferred offering costs paid by founders of $15,000, offset partially by stockholder distribution in conjunction with the website purchase of $59,906, and by the accumulated deficit at January 31, 2016 of $843,681.

Liquidity and Capital Resources

General – Overall, we had limited cash flows from January 21, 2015 (date of inception) to January 31, 2016.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Year Ended January 31, 2016	Date of Inception through January 31, 2015

Net cash provided by (used in):
Operating activities	$(27,684)	$—
Investing activities	—	—
Financing activities	45,500	—

Net increase in cash	$17,816	$—

Cash Flows from Operating Activities – For the year ended January 31, 2016, net cash used in operating activities was $27,684. We have no cash flow provided by operations for the period from January 21, 2015 (date of inception) to January 31, 2015. Net cash used in operations was primarily due to a net loss of $843,331 for the year ended January 31, 2016, offset primarily by increases in accounts payable of $13,210, accounts payable – related party of $10,000 accrued interest payable – related party of $16,248, non-cash common stock issued for services of $701,500, amortization expense of $44,930, non-cash expenses paid by founders of $12,259, offering costs paid by founder of $15,000 which was written-off, and common shares issued for offering cost of $2,500 which was expensed. For the period from January 21, 2015 (date of inception) to January 31, 2015, the increase in accounts payable of $350 was offset by a net loss of $350.

Cash Flows from Financing Activities – For the year ended January 31, 2016, net cash provided by financing activities was $45,500. No cash was provided by operations for the period from January 21, 2015 (date of inception) to January 31, 2015. The net cash provided by financing activities in 2016 was primarily due to the issuance of common shares for cash of $45,500.

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

Stock Transactions

In December 2015 and January 2016, we issued 130,000 shares of our common stock for aggregate gross proceeds of $45,500 to Firas Khaleel Al Haddad, our CEO. Mr. Al Haddad subsequently transferred these shares to four individuals.

On November 12, 2015, Dliar Adam Merza resigned from his positions as our CEO and a director. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of our common stock for $0 consideration and were retired by us.

On November 3, 2015, we issued 2,000,000 shares of our common stock to a director, Haidar Al-Saadi, for director fees, valued at $700,000 (based on current sales of common stock).

On February 22, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, we entered into an agreement with an unrelated third party, pursuant to which we will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash. The fair value of these shares and the cash paid were accounted as stock issued for deferred offering costs which were expensed during the year ended January 31, 2016.

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

Subsequent to January 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement dated October 24, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060. The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. We treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution in the form of a related party convertible note. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of our equity interest or private placement transaction of our equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at January 31, 2016 is $599,060 and the accrued interest payable to related party is $16,248.

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

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of January 31, 2016 is $494,224, net of $44,930 of amortization.

Capital Expenditures

Other Capital Expenditures

We expect to spend approximately $50,000 during the next year in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of $843,681 and $350 at January 31, 2016 and 2015, respectively, had net losses of $843,331 and $350 for the year ended January 31, 2016 and for the period from January 21, 2015 (inception) through January 31, 2015, respectively, and limited cash provided by (used in) operating activities for the fiscal year ended January 31, 2016, with no revenue earned since inception, and a lack of operational history.

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

Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over an estimated three year useful life.

As of January 31, 2016, we have recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company. We recorded amortization expense of $44,930 for the year ended January 31, 2016 as we have launched our website and begun to market our products.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. For the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015, the Company recorded $4,000 and $0, respectively, for equity instruments issued to non-employees for acquiring goods or services.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. For the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015, the Company recorded $700,000 and $0, respectively, for stock based compensation issued to a director of the Company.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of January 31, 2016, we had no assets or liabilities that required fair value accounting.

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

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid no consulting fees for the year ended January 31, 2016, incurred consulting fees of $10,000 for the year ended January 31, 2016, and had an accounts payable – related party balance of $10,000 as of January 31, 2016.

Off-Balance Sheet Arrangements

As of January 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Ziwira, Inc.

Index to Financial Statements

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of January 31, 2016 and 2015	F-3
Statements of Operations for the year ended January 31, 2016 and the period from January 21, 2015 (inception) to January 31, 2015	F-4
Statements of Changes in Stockholders’ Deficit for the year ended January 31, 2016 and the period from January 21, 2015 (inception) to January 31, 2015	F-5
Statements of Cash Flows for the year ended January 31, 2016 and the period from January 21, 2015 (inception) to January 31, 2015	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ziwira Inc.

New York, New York

We have audited the accompanying balance sheets of Ziwira, Inc. (the “Company”) as of January 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2016 and the period from January 21, 2015 (inception) through January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ziwira, Inc. as of January 31, 2016 and 2015 and the results of its operations and its cash flows for the year ended January 31, 2016 and the period from January 21, 2015 (inception) through January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses with no revenue earned and lacks of operational history, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 13, 2016

ZIWIRA, INC.

BALANCE SHEETS

	January 31,
	2016	2015

ASSETS
Current assets:
Cash	$17,816	$—
Total current assets	17,816	—

Intangible assets - website, net	494,224	—
Total assets	$512,040	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,560	$350
Accounts payable - related party	10,000	—
Accrued interest payable - related party	16,248	—
Total current liabilities	39,808	350
Long-term liabilities:
Convertible note - related party	599,060	—
Total long-term liabilities	599,060	—
Total liabilities	638,868	350

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,130,000 shares issued and outstanding as of January 31, 2016 and 99,200,000 shares issued and outstanding as of January 31, 2015	5,713	9,920
Additional paid-in-capital	711,140	(9,920)
Accumulated deficit	(843,681)	(350)
Total stockholders' deficit	(126,828)	(350)
Total liabilities and stockholders' deficit	$512,040	$—

The accompanying notes are an integral part of these financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended January 31,	From Inception (January 21, 2015) through January 31,
	2016	2015

Operating expenses:
General and administrative	$827,083	$350
Total operating expenses	827,083	350
Loss from operations	(827,083)	(350)

Other expense
Interest expense - related party	(16,248)	—
Total other expense	(16,248)	—

Loss before income taxes	(843,331)	(350)
Income taxes	—	—

Net loss	$(843,331)	$(350)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	90,609,123	99,200,000

The accompanying notes are an integral part of these financial statements.

ZIWIRA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 21, 2015 (INCEPTION) THROUGH JANUARY 31, 2016

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit
Inception (January 21, 2015)	—	$—	$—	$—	$—
Issuance of common stock to founders	99,200,000	9,920	(9,920)	—	—
Net loss	—	—	—	(350)	(350)
Balance as of January 31, 2015	99,200,000	$9,920	$(9,920)	$(350)	$(350)
Expenses paid by founders	—	—	12,259	—	12,259
Issuance of common shares for cash	130,000	13	45,487	—	45,500
Stock issued for director fees - related party	2,000,000	200	699,800	—	700,000
Issuance of common stock for services	800,000	80	3,920	—	4,000
Deferred offering costs paid by founders	—	—	15,000	—	15,000
Related party convertible note issued for accrued shareholder distribution	—	—	(59,906)	—	(59,906)
Common stock returned and cancelled	(45,000,000)	(4,500)	4,500	—	—
Net loss	—	—	—	(843,331)	(843,331)
Balance as of January 31, 2016	57,130,000	$5,713	$711,140	$(843,681)	$(126,828)

The accompanying notes are an integral part of these financial statements.

ZIWIRA, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2016	From Inception (January 21, 2015) through January 31, 2015

Cash flows from operating activities:
Net loss	$(843,331)	$(350)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	44,930	—
Expenses paid by founders	12,259	—
Common stock issued for services	701,500	—
Write-off of deferred offering cost	17,500	—
Changes in operating assets and liabilities:
Accounts payable	13,210	350
Accounts payable - related party	10,000	—
Accrued interest payable - related party	16,248	—
Net cash used in operating activities	(27,684)	—

Cash flows from financing activities:
Issuance of common shares for cash	45,500	—
Net cash provided by financing activities	45,500	—

Net increase in cash	17,816	—

Cash at beginning of period	—	—
Cash at end of period	$17,816	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Related party convertible note issued for acquisition of Intangible asset - website	$539,154	$—
Related party convertible note issued for accrued stockholder distribution	$59,906	$—
Deferred offering costs paid by founders	$15,000
Common stock issued for deferred offering costs	$2,500
Common stock returned and cancelled	$4,500	$—
Issuance of common stock to founders	$—	$9,920

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

The financial statements are presented in United States dollars (“USD).

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

The Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

Description of Business

Fiscal year end

The Company’s fiscal year end is January 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $843,681 and $350 at January 31, 2016 and 2015, respectively, had net losses of $843,331 and $350 for the year ended January 31, 2016 and for the period from January 21, 2015 (inception) through January 31, 2015, respectively, with no revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cash

The Company’s cash is held in bank accounts in Canada and is protected by the Canadian Deposit Insurance Corporation up to 100,000 CAD (or approximately $71,500 USD). Cash held in Canada amounted to $17,816 at January 31, 2016 and none at January 31, 2015. The Company has not experienced any cash losses.

Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a nonmonetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost basis, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over an estimated three year useful life.

As of January 31, 2016 and 2015, the Company has recognized $539,154 as intangible assets – website representing the historical carryover basis in a website acquired from a majority owner of the Company (see Notes 4 and 5). The Company recorded amortization expense of $44,930 for the year ended January 31, 2016 as the Company has launched its website and begun to market its products.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of purchased intangible assets with finite useful lives) are reviewed for impairment annually in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through January 31, 2016, the Company had not experienced any impairment losses.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Revenue Recognition

The Company expects to recognize revenues in accordance with FASB ASC Topic 605, “Revenue Recognition”, and with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental banking, legal and accounting fees relating to the initial public offering (“IPO”), are capitalized within long-term assets. The deferred issuance costs will be offset against IPO proceeds upon the consummation of the offering. In the event the offering is terminated, deferred offering costs will be expensed. For the year ended January 31, 2016, and for the period January 21, 2015 (date of inception) through January 31, 2015, the Company had incurred deferred offering costs totaling $17,500 (comprised of offering costs paid by founder of $15,000 and stock issued for services of $2,500), and $0, respectively. In December 2015, the Company abandoned the offering under the IPO and expensed $17,500 of deferred offering costs to general and administrative expenses.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

From the date of its inception the Company adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. For the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015, the Company recorded $4,000 and $0, respectively, for equity instruments issued to non-employees for acquiring goods or services.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. For the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015, the Company recorded $700,000 and $0, respectively, for stock based compensation issued to a director of the Company.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of January 31, 2016 and 2015, the Company had no assets or liabilities that required fair value accounting.

Fair Value Measurements

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•       Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•       Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•       Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Foreign Currency - Functional and Presentation Currency

The functional currency represents the currency of the primary economic environment in which the entity operates. Management has determined the functional currency of the Company to be the USD, as major costs of operating expenses are primarily influenced by fluctuations in the USD.

The results of transactions in foreign currency are remeasured into the functional currency at the average rate of exchange during the reporting period. The Company had no aggregate net foreign currency remeasurements included in the statement of income for the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the Company’s reporting currency of USD at the exchange rates prevailing at the balance sheet date. All translation adjustments resulting from the translation of the financial statements into the reporting currency at USD are dealt with as a separate component within stockholders’ equity. The Company had no translation adjustments for the year ended January 31, 2016 and for the period January 21, 2015 (date of inception) through January 31, 2015.

Concentrations, Risks, and Uncertainties

Business Risk

The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company does not have material credit risk.

Earnings per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive warrants outstanding for all periods presented was none since the Company had net losses for all periods presented and had no additional potential common shares that have an anti-dilutive effect.

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

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of January 31, 2016 is $494,224.

The Company recorded amortization expense of $44,930 for the year ended January 31, 2016 as the Company has launched its website and begun to market its products.

Intangible assets consisted of the following:

	Estimated life	January 31, 2016	January 31, 2015
Internet Portal	3 years	539,154	—
Accumulated amortization		(44,930)	—
		$494,224	$—

NOTE 5 – Convertible Promissory Note – RELATED PARTY

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at January 31, 2016 is $599,060 and the accrued interest payable to related party is $16,248.

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

NOTE 6 – stockHOLDERS’ DEFICIT

In December 2015 and January 2016, the Company issued 130,000 shares of common stock for aggregate gross proceeds of $45,500 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to four individuals (see Note 7).

On November 12, 2015, Dliar Adam Merza resigned from his positions as CEO and director of the Company. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of the Company’s common stock for $0 consideration and were retired by the Company.

On November 3, 2015, the Company issued 2,000,000 shares of the Company’s common stock to a new director, Haidar Al-Saadi, for director fees, valued at $700,000 (based on current sales of common stock).

On February 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced accounting solutions for 300,000 shares of restricted common stock, valued at $1,500 (based on the fair value of the services on the date of grant) and $2,000 cash.

On February 4, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 500,000 shares of restricted common stock, valued at $2,500 (based on the fair value of the services on the date of grant) and $10,000 cash. The fair value of these shares and the cash paid were accounted as stock issued for deferred offering costs which were expensed during the year ended January 31, 2016.

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

NOTE 7 – Related Party Transactions

On March 23, 2015, Allan Bradley (“Bradley”) resigned from his positions as CEO and director of the Company. Through December 31, 2015, Bradley was engaged as a consultant to the Company compensated under a verbal agreement at an hourly rate of $215. For the year ended January 31, 2016, Bradley was paid $14,320 and as of January 31, 2016, there were no amounts due and no outstanding accounts payable to Bradley under this verbal agreement. On December 15, 2015, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The Company paid no consulting fees for the year ended January 31, 2016, incurred consulting fees of $10,000 for the year ended January 31, 2016, and had an accounts payable – related party balance of $10,000 as of January 31, 2016 (see Note 9).

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder of the Company (see Note 4 and 5).

On November 12, 2015, Dliar Adam Merza resigned from his positions as CEO and director of the Company. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of the Company’s common stock for $0 consideration and were retired by the Company.

The Company established a bank account on December 9, 2015. Prior to that date, all Company expenses were paid by the former sole officer and Director on behalf of the Company. The former sole officer and Director paid $27,259 on behalf of the Company during the fiscal year ended January 31, 2016 of which $15,000 was recognized as a deferred offering costs assets and $12,259 was recognized as general and administrative expenses.

In December 2015 and January 2016, the Company issued 130,000 shares of common stock for aggregate gross proceeds of $45,500 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to four individuals.

NOTE 8 – INCOME TAXES

At January 31, 2016 and 2015, the Company has a net operating loss carry forward for Federal income tax purposes totaling $843,681 and $350, respectively which, if not utilized, will expire in the years 2035 and 2034, respectively. The Company has no income tax affect due to recording a full valuation allowance on the expected tax benefits of future loss carry forwards.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows

	For the Year Ended January 31,	From Inception (January 21, 2015) through January 31,
	2016	2015

Statutory U.S. federal rate	34.0%	34.0%
State income tax, net of federal benefit	4.7%	4.7%
Permanent differences	0.0%	0.0%
Valuation allowance	(38.7)%	(38.7)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	January 31,
	2016	2015

Deferred tax assets:
Net operating loss carry forwards	$37,636	$135
Valuation allowance	(37,636)	(135)

	$—	$—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The agreement is effective from January 1, 2016 and continues for 24 months. The Company agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should the Company achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of the Company’s common stock. The Company paid no consulting fees for the year ended January 31, 2016, incurred consulting fees of $10,000 for the year ended January 31, 2016, and had an accounts payable – related party balance of $10,000 as of January 31, 2016.

Operating Lease

In January 2016, the Company entered into a month-to-month lease for office space in Toronto, Canada. The rent is 5,225 CAD per month (or approximately $3,850 USD).

On February 12, 2015, the Company entered into a month-to-month lease for its office space in New York, New York. The rent is $119 per month.

The Company had rent expense totaling $5,278 for the fiscal year ended January 31, 2016.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to January 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

From time to time, the Company borrows funds from the Company’s CEO and a member of the Company’s Board of Directors (“Director”) for working capital purposes. Subsequent to January 31, 2016, the Company received advances totaling $76,000 and no repayments. Advances are non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports. There exists a lack of multiple levels of supervision and review.

•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. This control deficiency could result in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

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

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name and Address	Age	Position(s)

Firas Khaleel Al Haddad	47	Director,
445 Park Avenue, 9th Floor New York, NY 10022		Chief Executive Officer, Chief Financial Officer

Haidar Al-Saadi	45	Director,
445 Park Avenue, 9th Floor
New York, NY 10022

Dliar Adam Merza (1) 445 Park Avenue, 9th Floor New York, NY 10022	50	Former CEO, CFO and Director

(1) Dliar Adam Merza resigned from all officer and director positions held with the Company on November 12, 2015.

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

Firas Khaleel Al Haddad – Chief Operating Officer and Director

Mr. Haddad is employed as CEO of the UAE Dubai Oil Company and began employment in June 2010. His responsibilities entailed managing the commercial and organization interests of the company, managing the finance, HR, business development and IT departments and negotiating and closing transactions. Mr. Haddad also works as managing director of Lion Babylon Trading, Al Sail Shipping, LLC and Middle East Tobacco Industries from May 2004 through the date of this prospectus, where he is charged with planning and implementing all aspects of operations, supervising employees, complying with regulations and managing personnel. Mr. Haddad currently devotes approximately 20 hours per week to Ziwira, Inc. As Ziwira, Inc. grows, Mr. Haddad will determine necessary personnel additions or changes to ensure that the company is being managed effectively.

Haidar Al-Saadi has been a Director of the Company since November 3, 2015. Mr. Al Saadi is employed as Managing Director of UAE Dubai Oil Company and began employment in June 2010. His responsibilities entail managing the commercial and organization interests, business development, negotiating and closing transactions. Mr. Al Saadi also works as Chief Operating Officer of Lion Babylon Trading, Al Sail Shipping, LLC and Middle East Tobacco Industries, one of the largest importer of cement, steel and tobacco, from May 2004 through the date of this annual report, where he is directly in-charged of planning and implementing all aspects of operations, regulatory compliance and managing personnel.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Haidar Al-Saadi received 2,000,000 common shares as compensation for his agreement to serve as a member of the board of directors of the Company. There are no other arrangements or agreements for compensation to be paid to our officers and directors.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0001 par value common stock beneficially owned by (i) each person who, as of June 3, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 57,235,000 common shares were issued and outstanding as of July 5, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class

Haidar Al-Saadi(4)	2,000,000	3.5%

Firas Khaleel Al Haddad	45,000,000	78.7%
All Officers and
Directors as a Group (2 persons)	47,000,000	82.1%

(1)	All ownership is beneficial and of record, unless indicated otherwise based on 100,000,000 shares outstanding as of the date of this Prospectus. The selling stockholders are under no obligation known to the Company to sell any shares of common stock at this time.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown

(4)	Mr. Al-Saadi is a director of the Company.

(5)	Mr. Haddad is a director and the Chief Executive Officer and Chief Financial of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On March 23, 2015, Allan Bradley (“Bradley”) resigned from his positions as CEO and director of the Company. Through December 31, 2015, Bradley was engaged as a consultant to the Company compensated under a verbal agreement at an hourly rate of $215. For the year ended January 31, 2016, Bradley was paid $14,320 and as of January 31, 2016, there were no amounts due and no outstanding accounts payable to Bradley under this verbal agreement. On December 15, 2015, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The agreement is effective from January 1, 2016 and continues for 24 months. The Company agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should the Company achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of the Company’s common stock. The Company paid no consulting fees for the year ended January 31, 2016, incurred consulting fees of $10,000 for the year ended January 31, 2016, and had an accounts payable balance of $10,000 as of January 31, 2016.

On March 23, 2015, Dliar Adam Merza was appointed as Chief Executive officer and director of the Company, and Firas Khaleel Al-Haddad was appointed as Chief Operating Officer and director of the Company.

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at January 31, 2016 is $599,060 and the accrued interest payable to related party is $16,248

Effective November 3, 2015, Haidar Al-Saadi was elected to serve as a director of the Company. Mr. Al-Saadi was issued 2,000,000 shares of common stock as compensation for his agreement to serve as a member of the board of directors.

On November 12, 2015, Dliar Adam Merza resigned from his positions as CEO, CFO and director of the Company. In conjunction with his resignation, Mr. Merza returned 45,000,000 shares of the Company’s common stock which will be held in Treasury.

On November 12, 2015, Firas Khaleel Al Haddad was appointed as CEO and CFO of the Company.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest.

Board Committees and Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the voting control exercised by Mr. Fallon by virtue of his ownership or control over the Series A Preferred Stock. We will consider establishing audit, compensation and nominating committees at the appropriate time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP billed an aggregate of $4,610 for the year ended January 31, 2015 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, billed or is expected to bill an aggregate of $15,500 for the year ended January 31, 2016 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1)

FINANCIAL STATEMENTS

(2)

SCHEDULES

(3)

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2016.

Ziwira, Inc.

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad, Chief Executive Officer, Chief Financial Officer Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Firas Khaleel Al Haddad	Director	July 13, 2016
/s/Firas Khaleel Al Haddad	Title	Date

/s/Haidar Al-Saadi	Director	July 13, 2016
Haidar Al-Saadi	Title	Date

