Form 10-Q
period 2016-06-30
Ziwira, Inc.
filed 2016-08-10
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2016

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

As of August 9, 2016, registrant had outstanding 57,235,000 shares of the registrant’s common stock.

FORM 10-Q

ZWIRIA, INC.

ZIWIRA, INC.

BALANCE SHEETS

(UNAUDITED)

	April 30,	January 31,
	2016	2016

ASSETS
Current assets:
Cash	$8,029	$17,816
Total current assets	8,029	17,816

Property and equipment, net	771	—
Intangible assets - website, net	449,294	494,224
Total assets	$458,094	$512,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,249	$13,560
Accounts payable - related party	10,000	10,000
Advances from shareholders	34,619	—
Accrued interest payable - related party	31,019	16,248
Total current liabilities	92,887	39,808
Long-term liabilities:
Convertible note - related party	599,060	599,060
Total long-term liabilities	599,060	599,060
Total liabilities	691,947	638,868

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,235,000 shares issued and outstanding as of April 30, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(988,212)	(843,681)
Accumulated other comprehensive income	756	—
Total stockholders’ deficit	(233,853)	(126,828)
Total liabilities and stockholders’ deficit	$458,094	$512,040

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30,
	2016	2015

Operating expenses:
General and administrative	$129,760	$9,328
Total operating expenses	129,760	9,328
Loss from operations	(129,760)	(9,328)

Other expense
Interest expense - related party	(14,771)	—
Total other expense	(14,771)	—

Loss before income taxes	(144,531)	(9,328)
Income taxes	—	—

Net loss	$(144,531)	$(9,328)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,200,924	99,880,435

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(144,531)	$(9,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	66	—
Amortization expense	44,930	—
Expenses paid by founders	—	7,828
Common stock issued for services	—	1,500
Changes in operating assets and liabilities:
Accounts payable	3,689	—
Accrued interest payable - related party	14,771	—
Net cash used in operating activities	(81,075)	—

Cash flows from investing activities:
Purchases of equipment	(837)	—
Net cash used in investing activities	(837)	—

Cash flows from financing activities:
Advances from shareholders	34,619	—
Issuance of common shares for cash	36,750	—
Net cash provided by financing activities	71,369	—

Effect of exchange rates on cash	756	—

Net (decrease) increase in cash	(9,787)	—
Cash at beginning of period	17,816	—
Cash at end of period	$8,029	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Deferred offering costs paid by founders	$—	$10,000
Common stock issued for deferred offering costs	$—	$2,500

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

The financial statements are presented in United States dollars (“USD”).

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

The interim unaudited financial statements as of April 30, 2016, and for the three months ended April 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2016 filed in a Form 10-K on July 13, 2016.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $84,858 and $21,992 at April 30, 2016 and January 31, 2016, respectively, had net losses of $144,531 and $9,328 for the three months ended April 30, 2016 and 2015, respectively, with no revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

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

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of April 30, 2016 is $449,294.

The Company recorded amortization expense of $44,930 for the three months ended April 30, 2016 and $44,930 for the year ended January 31, 2016 as the Company has launched its website and begun to market its products.

Intangible assets consisted of the following:

	Estimated life	April 30, 2016	January 31, 2016
Internet Portal	3 years	$539,154	$539,154
Accumulated amortization		(89,860)	(44,930)
		$449,294	$494,224

NOTE 4 – Convertible Promissory Note – RELATED PARTY

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at April 30, 2016 is $599,060 and the accrued interest payable to related party is $31,019.

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

NOTE 5 – stockHOLDERS’ DEFICIT

During the three months ended April 30, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

NOTE 6 – Related Party Transactions

On March 23, 2015, Allan Bradley (“Bradley”) resigned from his positions as CEO and director of the Company. Through December 31, 2015, Bradley was engaged as a consultant to the Company compensated under a verbal agreement at an hourly rate of $215. As of April 30, 2016, there was $10,000 due and outstanding in accounts payable – related party to Bradley under this verbal agreement. On December 15, 2015, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The Company paid consulting fees of $30,000 for the three months ended April 30, 2016, incurred consulting fees of $30,000 for the three months ended April 30, 2016, and had an accounts payable – related party balance of $10,000 as of April 30, 2016 (see Note 7).

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder of the Company (see Note 3 and 4). The principal balance due as of April 30, 2016 and January 31, 2016 is $599,060 and the accrued interest payable to related party is $31,019 and $16,248, respectively.

During the three months ended April 30, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

From time to time, the Company borrows funds from the Company’s CEO and a member of the Company’s Board of Directors (“Director”) for working capital purposes. As of April 30, 2016, the Company received advances totaling $34,619 and no repayments. Advances are non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The agreement is effective from January 1, 2016 and continues for 24 months. The Company agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should the Company achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of the Company’s common stock. The Company paid consulting fees of $30,000 for the three months ended April 30, 2016, incurred consulting fees of $30,000 for the three months ended April 30, 2016, and had an accounts payable – related party balance of $10,000 as of April 30, 2016.

Operating Lease

In January 2016, the Company entered into a month-to-month lease for office space in Toronto, Canada. The rent is 5,225 CAD per month (or approximately $3,850 USD).

On February 12, 2015, the Company entered into a month-to-month lease for its office space in New York, New York. The rent is $119 per month.

The Company had rent expense totaling $11,615 and $357 for the three months ended April 30, 2016 and 2015, respectively.

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to April 30, 2016, the Company’s CEO and a Director advanced an additional $92,500 the Company for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected balance sheet data as of January 31, 2016, has been derived from our audited financial statements. Our selected statements of operations data for the three months ended April 30, 2016 and our selected balance sheet data as of April 30, 2016, have been derived from our unaudited interim financial statements included in this filing. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this filing.

	For the Three Months Ended April 30,
	2016	2015

Operating expenses:
General and administrative	$129,760	$9,328
Total operating expenses	129,760	9,328
Loss from operations	(129,760)	(9,328)

Other expense
Interest expense - related party	(14,771)	—
Total other expense	(14,771)	—

Loss before income taxes	(144,531)	(9,328)
Income taxes	—	—

Net loss	$(144,531)	$(9,328)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,200,924	99,880,435

	April 30,	January 31,
	2016	2016

ASSETS
Current assets:
Cash	$8,029	$17,816
Total current assets	8,029	17,816

Property and equipment, net	771	—
Intangible assets - website, net	449,294	494,224
Total assets	$458,094	$512,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,249	$13,560
Accounts payable - related party	10,000	10,000
Advances from shareholders	34,619	—
Accrued interest payable - related party	31,019	16,248
Total current liabilities	92,887	39,808
Long-term liabilities:
Convertible note - related party	599,060	599,060
Total long-term liabilities	599,060	599,060
Total liabilities	691,947	638,868

Stockholders’ deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized;
57,235,000 shares issued and outstanding as of April 30, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(988,212)	(843,681)
Accumulated other comprehensive income	756	—
Total stockholders’ deficit	(233,853)	(126,828)
Total liabilities and stockholders’ deficit	$458,094	$512,040

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

Recent Developments

Advances from Shareholders

From time to time, we borrow funds from our CEO and a member of our Board of Directors (“Director”) for working capital purposes. During the three months ended April 30, 2016, we received advances totaling $34,619 and no repayments. Advances are non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes. Subsequent to April 30, 2016, the Company’s CEO and a Director advanced an additional $92,500 for working capital purposes.

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

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Allan Bradley (“Bradley”), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid consulting fees of $30,000 for the three months ended April 30, 2016, incurred consulting fees of $30,000 for the three months ended April 30, 2016, and had an accounts payable – related party balance of $10,000 as of April 30, 2016.

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

At April 30, 2016 and January 31, 2016, we had minimal cash.

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

Results of Operations

Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

We had no revenue for the three months ended April 30, 2016 and 2015.

Operating expenses

For the three months ended April 30, 2016, we had general and administrative expenses of $129,760 primarily due professional fees, consulting fees, amortization expense, office rent, equipment rental, and other general and administrative expenses.

For the three months ended April 30, 2015, we had general and administrative expenses of $9,328 primarily due to professional fees.

Other expense

For the three months ended April 30, 2016, we had other expense of $14,771 primarily due to interest expense –related party, and none for the three months ended April 30, 2015.

Net loss before income taxes

Net loss before income taxes for the three months ended April 30, 2016 totaled $144,531 primarily due to professional fees, consulting fees, interest expense – related party, amortization expense, office rent, and equipment rental.

Net loss before income taxes for the three months ended April 30, 2015 totaled $9,328 primarily due to professional fees.

Assets and Liabilities

Assets were $458,094 as of April 30, 2016. Assets consisted of intangible assets of $449,294, net of accumulated amortization of $89,860, property and equipment (net of accumulated depreciation) of $771, and cash of $8,029. Liabilities were $691,947 as of April 30, 2016. Liabilities consisted of accounts payable of $17,249, accounts payable – related party of $10,000 advances from shareholders of $34,619, accrued interest payable – related party of $31,019, and long-term convertible notes of $599,060.

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

Stockholders’ Deficit

Stockholders’ deficit was $233,853 as of April 30, 2016. Stockholder’s deficit consisted primarily of stock issued for cash of $82,250, stock issued for services of $701,500, stock issued for offering costs of $2,500, expenses paid by founders of $12,259, deferred offering costs paid by founders of $15,000, and the change in accumulated other comprehensive income of $756, offset partially by stockholder distribution in conjunction with the website purchase of $59,906, and by the accumulated deficit at April 30, 2016 of $988,212.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $9,787 in the three months ended April 30, 2016 resulting from cash used in operating activities of $81,075, cash used in investing activities of $837, cash provided by financing activities of $71,369, and the effect of exchange rates on cash of $756.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Three Months Ended April 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(81,075)	$—
Investing activities	(837)	—
Financing activities	71,369	—
Effect of exchange rates on cash	756	—

Net decrease in cash	$(9,787)	$—

Cash Flows from Operating Activities – For the three months ended April 30, 2016, net cash used in operating activities was $81,075. Net cash used in operations was primarily due to a net loss of $144,531 for the three months ended April 30, 2016, offset primarily by increases in accounts payable of $3,689, accrued interest payable – related party of $14,771, amortization expense of $44,930, and depreciation expense of $66.

For three months ended April 30, 2015, net cash was primarily due to expenses paid by founders of $7,828, and the estimated fair value of stock issued for services of $1,500, offset by a net loss of $9,328.

Cash Flows from Investing Activities – For the three months ended April 30, 2016, net cash used in investing activities was $837 primarily due to the purchase of equipment. We had no cash provided by investing activities for the three months ended April 30, 2015.

Cash Flows from Financing Activities – For the three months ended April 30, 2016, net cash provided by financing activities was $71,369. Net cash provided by financing activities for the three months ended April 30, 2016 was primarily due to the issuance of common shares for cash of $36,750 and advances from shareholders of $34,619.We had no cash provided by financing activities for the three months ended April 30, 2015.

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

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement dated October 24, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060. The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. We treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution in the form of a related party convertible note. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of our equity interest or private placement transaction of our equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at April 30, 2016 is $599,060 and the accrued interest payable to related party is $31,019.

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

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of April 30, 2016 is $449,294, net of $89,860 of amortization.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $25,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had a working capital deficit of $84,858 and $21,992 at April 30, 2016 and January 31, 2016, respectively, had net losses of $144,531 and $9,328 for the three months ended April 30, 2016 and 2015, respectively, and limited cash provided by (used in) operating activities for the three months ended April 30, 2016 and 2015, with no revenue earned since inception, and a lack of operational history.

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

As of April 30, 2016, we have recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company. We recorded amortization expense of $44,930 for the three months ended April 30, 2016 as we have launched our website and begun to market our products.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. For the three months ended April 30, 2016 and 2015, the Company recorded $0 and $7,828, respectively, for equity instruments issued to non-employees for acquiring goods or services.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. For the three months ended April 30, 2016 and 2015, the Company recorded $0 and $1,500, respectively, for common stock issued for services.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 30, 2016, we had no assets or liabilities that required fair value accounting.

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

Consulting Agreement

On December 15, 2015, the Company entered into a consulting agreement with Allan Bradley (“Bradley”), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $13,250 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid consulting fees of $30,000 for the three months ended April 30, 2016, incurred consulting fees of $30,000 for the three months ended April 30, 2016, and had an accounts payable – related party balance of $10,000 as of April 30, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended April 30, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

Ziwira, Inc.

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Firas Khaleel Al Haddad	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	August 9, 2016
Firas Khaleel Al Haddad	Title	Date

/s/ Haidar Al-Saadi	Director	August 9, 2016
Haidar Al-Saadi	Title	Date

