Form 10-Q
period 2016-07-31
Ziwira, Inc.
filed 2016-09-22
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2016

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

As of September 22, 2016, registrant had outstanding 57,235,000 shares of the registrant’s common stock.

FORM 10-Q

ZWIRIA, INC.

ZIWIRA, INC.

BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2016	2016

ASSETS
Current assets:
Cash	$—	$17,816
Total current assets	—	17,816

Property and equipment, net	713	—
Intangible assets - website, net	404,364	494,224
Total assets	$405,077	$512,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,939	$13,560
Accounts payable - related party	5,000	10,000
Advances from shareholders	122,819	—
Accrued interest payable - related party	46,119	16,248
Cash overdraft	12,558	—
Total current liabilities	201,435	39,808
Long-term liabilities:
Convertible note - related party	599,060	599,060
Total long-term liabilities	599,060	599,060
Total liabilities	800,495	638,868

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,235,000 shares issued and outstanding as of July 31, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(1,152,971)	(843,681)
Accumulated other comprehensive income	3,950	—
Total stockholders' deficit	(395,418)	(126,828)
Total liabilities and stockholders' deficit	$405,077	$512,040

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2016	2015	2016	2015

Membership revenue	$623	$—	$623	$—

Operating expenses:
General and administrative	279,823	14,655	150,063	5,327
Total operating expenses	279,823	14,655	150,063	5,327
Loss from operations	(279,200)	(14,655)	(149,440)	(5,327)

Other expense
Interest expense - related party	(29,871)	—	(15,100)	—
Interest expense	(219)	—	(219)	—
Total other expense	(30,090)	—	(15,319)	—

Loss before income taxes	(309,290)	(14,655)	(164,759)	(5,327)
Income taxes	—	—	—	—

Net loss	$(309,290)	$(14,655)	$(164,759)	$(5,327)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,217,962	99,945,503	57,235,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(309,290)	$(14,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89	—
Amortization expense	89,860	—
Expenses paid by founders	—	13,155
Common stock issued for services	—	1,500
Changes in operating assets and liabilities:
Accounts payable	1,379	—
Accounts payable - related party	(5,000)	—
Accrued interest payable - related party	29,871	—
Net cash used in operating activities	(193,091)	—

Cash flows from investing activities:
Purchases of equipment	(802)	—
Net cash used in investing activities	(802)	—

Cash flows from financing activities:
Advances from shareholders	127,753	—
Repayments on advances from shareholders	(4,934)	—
Issuance of common shares for cash	36,750	—
Cash overdraft	12,558	—
Net cash provided by financing activities	172,127	—

Effect of exchange rates on cash	3,950	—

Net (decrease) increase in cash	(17,816)	—
Cash at beginning of period	17,816	—
Cash at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Deferred offering costs paid by founders	$—	$10,000
Common stock issued for deferred offering costs	$—	$2,500

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

The interim unaudited financial statements as of July 31, 2016, and for the three and six months ended July 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2016 filed in a Form 10-K on July 13, 2016.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $201,435 and $21,992 at July 31, 2016 and January 31, 2016, respectively, had net losses of $164,759 and $309,290, and $5,327 and $14,655 for the three and six months ended July 31, 2016 and 2015, respectively, with minimal revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is principally derived from portal membership and advertising services. The Company recognizes revenue, net of sales discounts, when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers customer registration, payment, or third party acknowledgement to be persuasive evidence of an arrangement. Sales taxes collected, if any, from customers and remitted to governmental authorities are presented on a net basis and therefore are excluded from revenues in the Statements of Operations.

Membership revenue

The Company generates membership revenue through an online registration process to its Business Blogger Association (“BBA”), which allows members access to a web-based marketing and advertising support product that provides access to the Company’s database of materials of similar companies. The Company does not retransmit or distribute content.

Membership to the BBA is for a period of one month and membership revenue is recognized in the month of purchase. All membership fees are collected at the time of purchase.

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

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of July 31, 2016 is $404,364.

The Company recorded amortization expense of $44,930 and $89,860 for the three and six months ended July 31, 2016, respectively, and $44,930 for the year ended January 31, 2016 as the Company has launched its website and begun to market its products.

Intangible assets consisted of the following:

	Estimated life	July 31, 2016	January 31, 2016
Internet Portal	3 years	$539,154	$539,154
Accumulated amortization		(134,790)	(44,930)
		$404,364	$494,224

NOTE 5 – Convertible Promissory Note – RELATED PARTY

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at July 31, 2016 is $599,060 and the accrued interest payable to related party is $46,119.

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

NOTE 6 – stockHOLDERS’ DEFICIT

During the six months ended July 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

NOTE 7 – Related Party Transactions

On March 23, 2015, Allan Bradley (“Bradley”) resigned from his positions as CEO and director of the Company. Through December 31, 2015, Bradley was engaged as a consultant to the Company compensated under a verbal agreement at an hourly rate of $215. As of July 31, 2016, there was no amount due and outstanding in accounts payable – related party to Bradley under this verbal agreement. On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The Company paid consulting fees of $30,000 and $60,000 for the three and six months ended July 31, 2016, incurred consulting fees of $25,000 and $55,000 for the three and six months ended July 31, 2016, and had an accounts payable – related party balance of $5,000 as of July 31, 2016 (see Note 8).

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder of the Company (see Note 5). The principal balance due as of July 31, 2016 and January 31, 2016 is $599,060 and the accrued interest payable to related party is $46,119 and $16,248, respectively.

During the six months ended July 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

From time to time, the Company borrows funds from the Company’s CEO and a member of the Company’s Board of Directors (“Director”) for working capital purposes. As of July 31, 2016, the Company received advances totaling $127,753 and repayments of $4,934. Advances are non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The agreement is effective from January 1, 2016 and continues for 24 months. The Company agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should the Company achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of the Company’s common stock. The Company paid consulting fees of $30,000 and $60,000 for the three and six months ended July 31, 2016, incurred consulting fees of $25,000 and $55,000 for the three and six months ended July 31, 2016, and had an accounts payable – related party balance of $5,000 as of July 31, 2016.

Operating Lease

In January 2016, the Company entered into a month-to-month lease for office space in Toronto, Canada. The rent is 5,225 CAD per month (or approximately $3,850 USD).

On February 12, 2015, the Company entered into a month-to-month lease for its office space in New York, New York. The rent is $119 per month.

The Company had rent expense totaling $11,615 and $23,048, and $357 and $11,450 for the three and six months ended July 31, 2016 and 2015, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to July 31, 2016, the Company received advances totaling $36,000 and made repayments of approximately $3,200 to the Company’s CEO and Director for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected balance sheet data as of January 31, 2016, has been derived from our audited financial statements. Our selected statements of operations data for the three and six months ended July 31, 2016 and our selected balance sheet data as of July 31, 2016, have been derived from our unaudited interim financial statements included in this filing. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this filing.

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2016	2015	2016	2015

Membership revenue	$623	$—	$623	$—

Operating expenses:
General and administrative	279,823	14,655	150,063	5,327
Total operating expenses	279,823	14,655	150,063	5,327
Loss from operations	(279,200)	(14,655)	(149,440)	(5,327)

Other expense
Interest expense - related party	(29,871)	—	(15,100)	—
Interest expense	(219)	—	(219)	—
Total other expense	(30,090)	—	(15,319)	—

Loss before income taxes	(309,290)	(14,655)	(164,759)	(5,327)
Income taxes	—	—	—	—

Net loss	$(309,290)	$(14,655)	$(164,759)	$(5,327)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,217,962	99,945,503	57,235,000	100,000,000

	July 31,	January 31,
	2016	2016

ASSETS
Current assets:
Cash	$—	$17,816
Total current assets	—	17,816

Property and equipment, net	713	—
Intangible assets - website, net	404,364	494,224
Total assets	$405,077	$512,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,939	$13,560
Accounts payable - related party	5,000	10,000
Advances from shareholders	122,819	—
Accrued interest payable - related party	46,119	16,248
Cash overdraft	12,558	—
Total current liabilities	201,435	39,808
Long-term liabilities:
Convertible note - related party	599,060	599,060
Total long-term liabilities	599,060	599,060
Total liabilities	800,495	638,868

Stockholders' deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,235,000 shares issued and outstanding as of July 31, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(1,152,971)	(843,681)
Accumulated other comprehensive income	3,950	—
Total stockholders' deficit	(395,418)	(126,828)
Total liabilities and stockholders' deficit	$405,077	$512,040

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

Recent Developments

Advances from Shareholders

From time to time, we borrow funds from our CEO and a member of our Board of Directors (“Director”) for working capital purposes. During the six months ended July 31, 2016, we received advances totaling $127,753 and repayments of $4,934. Advances are unsecured non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes. Subsequent to July 31, 2016, we received advances totaling $36,000 and made repayments of approximately $3,200 to our CEO and Director for working capital purposes.

Common Stock

In the six months ended July 31, 2016, we issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

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

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid consulting fees of $30,000 and $60,000 for the three and six months ended July 31, 2016, incurred consulting fees of $25,000 and $55,000 for the three and six months ended July 31, 2016, and had an accounts payable – related party balance of $5,000 as of July 31, 2016.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. To date, we have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Going Concern

•	Critical Accounting Policies

•	Off-Balance Sheet Arrangements

Plan of Operations

We have begun our planned principal operations. Operating revenues are expected to be significant in fiscal year 2017 as we continue to develop our online marketplace and mediatory trading platform that bundles environmental topics for eco-products and services, connecting buyers and sellers with environmental products and people, and look to expand beyond the Middle East.

At July 31, 2016 and January 31, 2016, we had minimal cash to no cash.

How We Generate Revenue

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

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

Results of Operations

Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

We had minimal revenue for the three months ended July 31, 2016 and 2015.

Operating expenses

For the three months ended July 31, 2016, we had general and administrative expenses of $150,063 primarily due consulting fees of $69,077, amortization expense of $44,930, office rent of $11,450, advertising costs of $16,976, internet related costs of $3,267 and other general and administrative expenses.

For the three months ended July 31, 2015, we had general and administrative expenses of $5,327 primarily due to professional fees.

Other expense

For the three months ended July 31, 2016, we had other expense of $15,319 primarily due to interest expense –related party, and none for the three months ended July 31, 2015.

Net loss before income taxes

Net loss before income taxes for the three months ended July 31, 2016 totaled $164,759 primarily due to consulting fees, interest expense – related party, amortization expense, office rent, and advertising costs.

Net loss before income taxes for the three months ended July 31, 2015 totaled $5,327 primarily due to professional fees.

Six Months Ended July 31, 2016 Compared to the Six Months Ended July 31, 2015

We had minimal revenue for the six months ended July 31, 2016 and 2015.

Operating expenses

For the six months ended July 31, 2016, we had general and administrative expenses of $279,823 primarily due consulting fees of $130,530, amortization expense of $89,860, office rent of $23,048, advertising costs of $17,753, and other general and administrative expenses.

For the six months ended July 31, 2015, we had general and administrative expenses of $14,655 primarily due to professional fees.

Other expense

For the six months ended July 31, 2016, we had other expense of $30,090 primarily due to interest expense –related party, and none for the six months ended July 31, 2015.

Net loss before income taxes

Net loss before income taxes for the six months ended July 31, 2016 totaled $309,290 primarily due to consulting fees, interest expense – related party, amortization expense, office rent, and advertising costs.

Net loss before income taxes for the six months ended July 31, 2015 totaled $14,655 primarily due to professional fees.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $17,816 in the six months ended July 31, 2016 resulting from cash used in operating activities of $193,091, cash used in investing activities of $802, cash provided by financing activities of $172,127, and the effect of exchange rates on cash of $3,950.

Assets and Liabilities

Assets were $405,077 as of July 31, 2016. Assets consisted of intangible assets of $404,364, net of accumulated amortization of $134,790, and property and equipment (net of accumulated depreciation) of $713. Liabilities were $800,495 as of July 31, 2016. Liabilities consisted of accounts payable of $14,939, accounts payable – related party of $5,000, advances (net of repayments) from shareholders of $122,819, accrued interest payable – related party of $46,119, cash overdraft of $12,558, and long-term convertible notes of $599,060.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Six Months Ended July 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(193,091)	$—
Investing activities	(802)	—
Financing activities	172,127	—
Effect of exchange rates on cash	3,950	—

Net decrease in cash	$(17,816)	$—

Cash Flows from Operating Activities – For the six months ended July 31, 2016, net cash used in operating activities was $193,091. Net cash used in operations was primarily due to a net loss of $309,290 for the six months ended July 31, 2016 and a decrease in accounts payable – related party of $5,000, offset primarily by increases in accounts payable of $1,379, accrued interest payable – related party of $29,871, amortization expense of $89,860, and depreciation expense of $89.

For six months ended July 31, 2015, net cash was primarily due to expenses paid by founders of $13,155, and the estimated fair value of stock issued for services of $1,500, offset by a net loss of $14,655.

Cash Flows from Investing Activities – For the six months ended July 31, 2016, net cash used in investing activities was $802 primarily due to the purchase of equipment. We had no cash provided by investing activities for the six months ended July 31, 2015.

Cash Flows from Financing Activities – For the six months ended July 31, 2016, net cash provided by financing activities was $172,127. Net cash provided by financing activities for the six months ended July 31, 2016 was primarily due to the issuance of common shares for cash of $36,750, advances from shareholders of $127,753, and cash overdraft of $12,558, partially offset by repayments on advances from shareholders of $4,934, and .We had no cash provided by financing activities for the six months ended July 31, 2015.

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

Stock Transactions

During the six months ended July 31, 2016, we issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

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

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement dated October 24, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060. The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. We treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution in the form of a related party convertible note. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of our equity interest or private placement transaction of our equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principle balance due at July 31, 2016 is $599,060 and the accrued interest payable to related party is $46,119.

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

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of July 31, 2016 is $404,364, net of $134,790 of amortization.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $125,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had a working capital deficit of $201,435 and $21,992 at July 31, 2016 and January 31, 2016, respectively, had net losses of $164,759 and $309,290, and $5,327 and $14,655 for the three and six months ended July 31, 2016 and 2015, respectively, and limited cash provided by (used in) operating activities for the six months ended July 31, 2016 and 2015, with minimal revenue earned since inception, and a lack of operational history.

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

As of July 31, 2016, we have recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company. We recorded amortization expense of $44,930 and $89,860 for the three and six months ended July 31, 2016 as we have launched our website and begun to market our products.

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

Revenue Recognition

Revenue is principally derived from portal membership and advertising services. The Company recognizes revenue, net of sales discounts, when: (1) persuasive evidence exists of an arrangement with the customer reflecting the terms and conditions under which products or services will be provided; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For all revenue transactions, the Company considers customer registration, payment, or third party acknowledgement to be persuasive evidence of an arrangement. Sales taxes collected, if any, from customers and remitted to governmental authorities are presented on a net basis and therefore are excluded from revenues in the Statements of Operations.

Membership revenue

The Company generates membership revenue through an online registration process to its Business Blogger Association (“BBA”), which allows members access to a web-based marketing and advertising support product that provides access to the Company’s database of materials of similar companies. The Company does not retransmit or distribute content.

Membership to the BBA is for a period of one month and membership revenue is recognized in the month of purchase. All membership fees are collected at the time of purchase.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. For the three and six months ended July 31, 2016 and 2015, the Company recorded $0 and $0, and $5,327 and $13,155, respectively, for equity instruments issued to non-employees for acquiring goods or services.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. For the three and six months ended July 31, 2016 and 2015, the Company recorded $0 and $0 and $0 and $1,500, respectively, for common stock issued for services.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of July 31, 2016, we had no assets or liabilities that required fair value accounting.

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

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We paid consulting fees of $30,000 and $60,000 for the three and six months ended July 31, 2016, respectively, incurred consulting fees of $25,000 and $55,000 for the three and six months ended July 31, 2016, respectively, and had an accounts payable – related party balance of $5,000 as of July 31, 2016.

Off-Balance Sheet Arrangements

As of July 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.
•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.
•	Documentation of all proper accounting procedures is not yet complete.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended July 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO.

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
21

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2016.

Ziwira, Inc.

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Firas Khaleel Al Haddad	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	September 22, 2016
Firas Khaleel Al Haddad	Title	Date

/s/ Haidar Al-Saadi	Director	September 22, 2016
Haidar Al-Saadi	Title	Date

