Form 10-Q
period 2016-10-31
Ziwira, Inc.
filed 2016-12-23
CIK 1636300

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2016

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

As of December 20, 2016, registrant had outstanding 57,235,000 shares of the registrant’s common stock.

 FORM 10-Q

ZWIRIA, INC.

ZIWIRA, INC.
BALANCE SHEETS
(UNAUDITED)

	October 31,	January 31,
	2016	2016

ASSETS
Current assets:
Cash	$—	$17,816
Prepaid expenses	2,522	—
Total current assets	2,522	17,816

Property and equipment, net	616	—
Intangible assets - website, net	386,180	494,224
Total assets	$389,318	$512,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$18,980	$13,560
Accounts payable - related party	5,000	10,000
Advances from shareholders	213,806	—
Convertible note - related party	599,060	—
Accrued interest payable - related party	61,219	16,248
Cash overdraft	4,674	—
Total current liabilities	902,739	39,808
Long-term liabilities:
Convertible note - related party	—	599,060
Total long-term liabilities	—	599,060
Total liabilities	902,739	638,868

Stockholders' deficit:

Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,235,000 shares issued and outstanding as of October 31, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(1,267,046)	(843,681)
Accumulated other comprehensive income	22	—
Total stockholders' deficit	(513,421)	(126,828)
Total liabilities and stockholders' deficit	$389,318	$512,040

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2016	2015	2016	2015

Membership revenue	$623	$—	$—	$—

Operating expenses:
General and administrative	378,106	17,262	98,283	2,607
Total operating expenses	378,106	17,262	98,283	2,607
Loss from operations	(377,483)	(17,262)	(98,283)	(2,607)

Other expense
Interest expense - related party	(44,971)	(1,970)	(15,100)	(1,970)
Interest expense	(911)	—	(692)	—
Total other expense	(45,882)	(1,970)	(15,792)	(1,970)

Loss before income taxes	(423,365)	(19,232)	(114,075)	(4,577)
Income taxes	—	—	—	—

Net loss	$(423,365)	$(19,232)	$(114,075)	$(4,577)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,217,962	99,960,145	57,235,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ZIWIRA, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(423,365)	$(19,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	186	—
Amortization expense	134,790	—
Expenses paid by founders	—	11,902
Common stock issued for services	—	1,500
Changes in operating assets and liabilities:
Prepaid expenses	(2,522)	—
Accounts payable	5,420	3,860
Accounts payable - related party	(5,000)	1,970
Accrued interest payable - related party	44,971	—
Net cash used in operating activities	(245,520)	—

Cash flows from investing activities:
Purchase of intangible assets - website	(26,746)	—
Purchases of equipment	(802)	—
Net cash used in investing activities	(27,548)	—

Cash flows from financing activities:
Advances from shareholders	226,850	—
Repayments on advances from shareholders	(13,044)	—
Issuance of common shares for cash	36,750	—
Cash overdraft	4,674	—
Net cash provided by financing activities	255,230	—

Effect of exchange rates on cash	22	—

Net (decrease) increase in cash	(17,816)	—
Cash at beginning of period	17,816	—
Cash at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Related party convertible note issued for acquisition of Intangible asset - website	$—	$539,154
Related party convertible note issued for accrued stockholder distribution	$—	$59,906
Deferred offering costs paid by founders	$—	$15,000
Common stock issued for deferred offering costs	$—	$2,500

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

The unaudited interim financial statements as of October 31, 2016, and for the three and nine months ended October 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2016 filed in a Form 10-K on July 13, 2016.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $900,217 at October 31, 2016 and had net losses of $114,075 and $423,365 for the three and nine months ended October 31, 2016, with minimal revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

The unaudited interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Internet Portal

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

ASC 350-50 requires expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of the intangible asset as of October 31, 2016 is $359,434.

The Company recorded amortization expense of $44,930 and $134,790 for the three and nine months ended October 31, 2016, respectively, and $44,930 for the year ended January 31, 2016 as the Company has launched its website and begun to market its products.

Website Development Costs

The Company evaluated the cost incurred and pursuant to ASC 350-50 capitalized $26,746 as website development under intangible assets in the accompanying Balance Sheet at October 31, 2016. Website development costs are expected to have an estimated life of three years.

Intangible assets consisted of the following:

	Estimated life	October 31, 2016	January 31, 2016
Internet Portal	3 years	$539,154	$539,154
Website	3 years	26,746	—
Accumulated amortization		(179,720)	(44,930)
		$386,180	$494,224

NOTE 5 – Convertible Promissory Note – RELATED PARTY

On October 29, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder the Company. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principal balance due at October 31, 2016 is $599,060 and the accrued interest payable to related party is $61,219. The entire note and accrued interest balance is due on October 29, 2017 and is presented as a short term liability in the balance sheet as of October 31, 2016.

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

NOTE 6 – stockHOLDERS’ DEFICIT

During the nine months ended October 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

NOTE 7 – Related Party Transactions

On March 23, 2015, Allan Bradley (“Bradley”) resigned from his positions as CEO and director of the Company. Through December 31, 2015, Bradley was engaged as a consultant to the Company compensated under a verbal agreement at an hourly rate of $215. As of October 31, 2016, there was no amount due and outstanding in accounts payable – related party to Bradley under this verbal agreement. On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The Company incurred consulting fees of $15,000 and $83,229 for the three and nine months ended October 31, 2016, and had an accounts payable – related party balance of $5,000 as of October 31, 2016 (see Note 8).

On October 24, 2015, the Company issued a convertible promissory note in the principal amount of $599,060 for the purchase of the Company’s Internet Portal from the Company’s former CEO, Dliar Adam Merza, who as of the date of purchase was considered to be a majority shareholder of the Company (see Note 5). The principal balance due as of October 31, 2016 and January 31, 2016 is $599,060 and the accrued interest payable to related party is $61,219 and $16,248, respectively.

During the nine months ended October 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

From time to time, the Company borrows funds from the Company’s CEO and a member of the Company’s Board of Directors (“Director”) for working capital purposes. As of October 31, 2016, the Company received advances totaling $226,850 and made repayments of $13,044. Advances are unsecured, non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Bradley to manage the Company’s global operations. The agreement is effective from January 1, 2016 and continues for 24 months. The Company agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should the Company achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of the Company’s common stock. The Company incurred consulting fees of $15,000 and $83,229 for the three and nine months ended October 31, 2016, and had an accounts payable – related party balance of $5,000 as of October 31, 2016.

Operating Lease

In January 2016, the Company entered into a month-to-month lease for office space in Toronto, Canada. The rent is 5,225 CAD per month (or approximately $3,850 USD).

On February 12, 2015, the Company entered into a month-to-month lease for its office space in New York, New York. The rent is $119 per month.

The Company had rent expense totaling $11,689 and $34,738, and $357 and $1,071 for the three and nine months ended October 31, 2016 and 2015, respectively.

8

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to October 31, 2016, the Company received advances totaling $12,357 and made repayments of $3,170 to the Company’s CEO and Director for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected balance sheet data as of January 31, 2016, has been derived from our audited financial statements. Our selected statements of operations data for the three and nine months ended October 31, 2016 and our selected balance sheet data as of October 31, 2016, have been derived from our unaudited interim financial statements included in this filing. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this filing.

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2016	2015	2016	2015

Membership revenue	$623	$—	$—	$—

Operating expenses:
General and administrative	378,106	17,262	98,283	2,607
Total operating expenses	378,106	17,262	98,283	2,607
Loss from operations	(377,483)	(17,262)	(98,283)	(2,607)

Other expense
Interest expense - related party	(44,971)	(1,970)	(15,100)	(1,970)
Interest expense	(911)	—	(692)	—
Total other expense	(45,882)	(1,970)	(15,792)	(1,970)

Loss before income taxes	(423,365)	(19,232)	(114,075)	(4,577)
Income taxes	—	—	—	—

Net loss	$(423,365)	$(19,232)	$(114,075)	$(4,577)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	57,217,962	99,960,145	57,235,000	100,000,000

	October 31, 2016	January 31, 2016

ASSETS
Current assets:
Cash	$—	$17,816
Prepaid expenses	2,522	—
Total current assets	2,522	17,816

Property and equipment, net	616	—
Intangible assets - website, net	386,180	494,224
Total assets	$389,318	$512,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,980	$13,560
Accounts payable - related party	5,000	10,000
Advances from shareholders	213,806	—
Convertible note - related party	599,060	—
Accrued interest payable - related party	61,219	16,248
Cash overdraft	4,674	—
Total current liabilities	902,739	39,808
Long-term liabilities:
Convertible note - related party	—	599,060
Total long-term liabilities	—	599,060
Total liabilities	902,739	638,868

Stockholders’ deficit:

Common stock, $0.0001 par value, 250,000,000 shares authorized; 57,235,000 shares issued and outstanding as of October 31, 2016 and 57,130,000 shares issued and outstanding as of January 31, 2016	5,724	5,713
Additional paid-in-capital	747,879	711,140
Accumulated deficit	(1,267,046)	(843,681)
Accumulated other comprehensive income	22	—
Total stockholders’ deficit	(513,421)	(126,828)
Total liabilities and stockholders’ deficit	$389,318	$512,040

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

Partners will acquire a package that includes the following features and benefits:

●	Full access to Open Opportunity Notices for buying organizations
●	Unlimited preview and download of the tender documents posted by us and other buying organizations
●	Free Notification of Amendments
●	Free Automatic Delivery of Amendments
●	6 free Opportunity Matching profile
●	Free delivery of Opportunity Matching results (email, fax or online)
●	Low fixed annual pre-paid subscription fee
●	E-bid Submission: Suppliers have the option to submit their bid to the buyer electronically

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

Recent Developments

Advances from Shareholders

From time to time, we borrow funds from our CEO and a member of our Board of Directors (“Director”) for working capital purposes. During the nine months ended October 31, 2016, we received advances totaling $226,850 and made repayments of $13,044. Advances are unsecured non-interest bearing and due on demand. These loans and advances from our CEO and Director were not made pursuant to any loan agreements or promissory notes, nor will any future loans and advances from our CEO and Director be made pursuant to loan agreements or promissory notes. Subsequent to October 31, 2016, we received advances totaling $12,357 and have made repayments of approximately $3,170 to our CEO and Director for working capital purposes.

Common Stock

In the nine months ended October 31, 2016, we issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

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

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We incurred consulting fees of $15,000 and $83,229 for the three and nine months ended October 31, 2016, and had an accounts payable – related party balance of $5,000 as of October 31, 2016.

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

At October 31, 2016 and January 31, 2016, we had minimal cash to no cash.

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

Results of Operations

Three Months Ended October 31, 2016 Compared to the Three Months Ended October 31, 2015

We had no revenue for the three months ended October 31, 2016 and 2015.

Operating expenses

For the three months ended October 31, 2016, we had general and administrative expenses of $98,283 primarily due consulting fees of $27,879, amortization expense of $44,930, office rent of $11,689, advertising costs of $3,424, internet related costs of $3,768, regulatory fees of $3,386 and other general and administrative expenses of $3,022 as a result of adding administrative infrastructure, primarily consulting, advertising, and office space, for our current and anticipated sales growth.

For the three months ended October 31, 2015, we had general and administrative expenses of $2,607 primarily due to professional fees.

Other expense

For the three months ended October 31, 2016, we had other expense of $15,792 primarily due to interest expense –related party, and $1,970 for the three months ended October 31, 2015 due to interest expense –related party as a result of adding administrative infrastructure for our current and anticipated sales growth.

Net loss before income taxes

Net loss before income taxes for the three months ended October 31, 2016 totaled $114,075 primarily due to consulting fees, interest expense – related party, amortization expense, office rent, and advertising costs.

Net loss before income taxes for the three months ended October 31, 2015 totaled $4,577 primarily due to professional fees and interest expense – related party.

Nine Months Ended October 31, 2016 Compared to the Nine Months Ended October 31, 2015

We had minimal revenue for the nine months ended October 31, 2016 and 2015.

Operating expenses

For the nine months ended October 31, 2016, we had general and administrative expenses of $378,106 primarily due consulting fees of $158,410, amortization expense of $134,790, office rent of $34,738, advertising costs of $21,192, internet related costs of $14,811, regulatory fees of $6,400 and other general and administrative expenses of $7,765 as a result of adding administrative infrastructure, primarily consulting, advertising, and office space, for our current and anticipated sales growth.

For the nine months ended October 31, 2015, we had general and administrative expenses of $17,262 primarily due to professional fees.

Other expense

For the nine months ended October 31, 2016, we had other expense of $45,882 primarily due to interest expense –related party, and $1,970 for the nine months ended October 31, 2015 primarily due to interest expense –related party as a result of adding administrative infrastructure for our current and anticipated sales growth.

Net loss before income taxes

Net loss before income taxes for the nine months ended October 31, 2016 totaled $423,365 primarily due to consulting fees, interest expense – related party, amortization expense, office rent, and advertising costs.

Net loss before income taxes for the nine months ended October 31, 2015 totaled $19,232 primarily due to professional fees and interest expense – related party.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows of $17,816 in the nine months ended October 31, 2016 resulting from cash used in operating activities of $245,520, cash used in investing activities of $27,548, cash provided by financing activities of $255,230, and the effect of exchange rates on cash of $22.

Assets and Liabilities

Assets were $389,318 as of October 31, 2016. Assets consisted of intangible assets of $386,180, net of accumulated amortization of $179,720, and property and equipment (net of accumulated depreciation) of $616. Liabilities were $902,739 as of October 31, 2016. Liabilities consisted of accounts payable of $18,980, accounts payable – related party of $5,000, advances (net of repayments) from shareholders of $213,806, accrued interest payable – related party of $61,219, cash overdraft of $4,674, and short-term convertible notes of $599,060.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Nine Months Ended October 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(245,520)	$—
Investing activities	(27,548)	—
Financing activities	255,230	—
Effect of exchange rates on cash	22	—

Net decrease in cash	$(17,816)	$—

Cash Flows from Operating Activities – For the nine months ended October 31, 2016, net cash used in operating activities was $245,520. Net cash used in operations was primarily due to a net loss of $423,365 for the nine months ended October 31, 2016, an increase in prepaid expenses of $2,522, and a decrease in accounts payable – related party of $5,000, offset primarily by increases in accounts payable of $5,420, accrued interest payable – related party of $44,971, amortization expense of $134,790, and depreciation expense of $186.

For the nine months ended October 31, 2015, net cash was primarily due to non- cash expenses paid by founders of $11,902, the non-cash estimated fair value of stock issued for services of $1,500, the increase in accounts payable of $3,860, and the increase in accrued interest payable – related party of $1,970, offset by a net loss of $19,232.

Cash Flows from Investing Activities – For the nine months ended October 31, 2016, net cash used in investing activities was $27,548 primarily due to the purchase of intangible assets – website of $26,746 and the purchase of equipment of $802. We had no cash provided by investing activities for the nine months ended October 31, 2015.

Cash Flows from Financing Activities – For the nine months ended October 31, 2016, net cash provided by financing activities was $255,230. Net cash provided by financing activities for the nine months ended October 31, 2016 was primarily due to the issuance of common shares for cash of $36,750, advances from shareholders of $226,850, and cash overdraft of $4,674, partially offset by repayments on advances from shareholders of $13,044. We had no cash provided by financing activities for the nine months ended October 31, 2015.

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

Stock Transactions

During the nine months ended October 31, 2016, we issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO. Mr. Al Haddad subsequently transferred these shares to other individuals.

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

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement dated October 29, 2015, we acquired all of the rights, title, and interest in our Internet Portal from an entity controlled by our previous CEO, Dliar Adam Merza, who at the time of acquisition was a majority shareholder of the Company, in exchange for a convertible note payable in the principal amount of $599,060. The asset acquisition was accounted for as a purchase of assets in accordance with ASC 805-10-55-4. We treated this transaction as an acquisition of assets under common control and as such the asset is accounted for using the historical carryover basis under US GAAP which is $539,154. The excess cost of $59,906 was accounted for as an accrued distribution in the form of a related party convertible note. The convertible promissory note bears interest at 10% per annum and is due and payable in two years. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of our equity interest or private placement transaction of our equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.35 per share. The shares issued to the holder of this note on conversion shall have the same rights, preferences, privilege, and restrictions as any other common shares issued. The principal balance due at October 31, 2016 is $599,060 and the accrued interest payable to related party is $61,219. The entire note and accrued interest balance is due on October 29, 2017 and is presented as a short term liability in the balance sheet.

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

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company evaluated the historical carry over cost under ASC 350-50 and accounted for $539,154 as intangible assets which are considered to have an estimated life of three years. The total net book value of this intangible asset as of October 31, 2016 is $359,434, net of $179,720 of amortization.

Website Development Costs

We evaluated the cost incurred and pursuant to ASC 350-50 capitalized $26,746 as website development under intangible assets in the accompanying Balance Sheet at October 31, 2016. Website development costs are expected to have an estimated life of three years.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $125,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is January 31.

Going Concern

We had a working capital deficit of $900,217 at October 31, 2016 and had net losses of $114,075 and $423,365 for the three and nine months ended October 31, 2016, respectively, and cash used in operating activities for the nine months ended October 31, 2016, with minimal revenue earned since inception, and a lack of operational history.

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

The unaudited interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Use of Estimates

The preparation of these unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited interim financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the unaudited interim financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

As of October 31, 2016, we have recognized $539,154 as intangible asset – website representing the historical carryover basis in a website acquired from a majority owner of the Company. We recorded amortization expense of $44,930 and $134,790 for the three and nine months ended October 31, 2016 as we have launched our website and begun to market our products.

We evaluated the cost incurred and pursuant to ASC 350-50 capitalized $26,746 as website development under intangible assets in the accompanying Balance Sheet at October 31, 2016. Website development costs are expected to have an estimated life of three years.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. For the three and nine months ended October 31, 2016 and 2015, the Company recorded $0 and $0, and $1,357 and $14,512, respectively, for equity instruments issued to non-employees for acquiring goods or services.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our unaudited interim financial statements. For the three and nine months ended October 31, 2016 and 2015, the Company recorded $0 and $0 and $0 and $1,500, respectively, for common stock issued for services.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of October 31, 2016, we had no assets or liabilities that required fair value accounting.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

19

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

Consulting Agreement

On December 15, 2015, as amended July 27, 2016, the Company entered into a consulting agreement with Allan Bradley (“Bradley), a founder, to manage our global operations. The agreement is effective from January 1, 2016 and continues for 24 months. We agreed to pay Bradley a monthly consulting fee of $10,000 for the first six (6) months and $5,000 per month for each month thereafter. In addition, should we achieve monthly revenues of $425,000, Bradley’s monthly consulting fee will increase to $17,500 and Bradley will be issued 500,000 shares of our common stock. We incurred consulting fees of $15,000 and $83,229 for the three and nine months ended October 31, 2016, respectively, and had an accounts payable – related party balance of $5,000 as of October 31, 2016.

Off-Balance Sheet Arrangements

As of October 31, 2016, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

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

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

●	Our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

20

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended October 31, 2016, the Company issued 105,000 shares of common stock for aggregate gross proceeds of $36,750 to Firas Khaleel Al Haddad, the Company’s CEO.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

21

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

22

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 2016.

Ziwira, Inc.

By:	/s/ Firas Khaleel Al Haddad
Firas Khaleel Al Haddad, Chief Executive Officer, Chief Financial Officer Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Firas Khaleel Al Haddad	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	December 23, 2016
Firas Khaleel Al Haddad	Title	Date

/s/ Haidar Al-Saadi	Director	December 23, 2016
Haidar Al-Saadi	Title	Date

23